Form 10-Q
period 2009-09-30
ATEL 14, LLC
filed 2009-11-13
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 333-159578

ATEL 14, LLC

(Exact name of registrant as specified in its charter)

California	26-4695354
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 9,800.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

(a development stage enterprise)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL 14, LLC

(a development stage enterprise)

BALANCE SHEET

SEPTEMBER 30, 2009

(Unaudited)

ASSETS
Cash	$500

Total assets	$500

LIABILITIES AND MEMBERS’ DEFICIT
Due to affiliates	$584,448
Members’ deficit accumulated during the development stage (net of syndication costs of $584,448)	(583,948)

Total liabilities and Members’ deficit	$500

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH SEPTEMBER 30, 2009

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of April 1, 2009 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	—	500
Syndication costs	—	(584,448)	—	(584,448)

Balance September 30, 2009	50	$(583,948)	$—	$(583,948)

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH SEPTEMBER 30, 2009

(Unaudited)

Financing activities:
Capital contributions	$500

Net cash provided by financing activities	500

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$500

Non-cash financing activity:
Syndication costs payable to affiliated company	$584,448

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

As of September 30, 2009, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the Operating Agreement.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair presentation of the financial statements for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

During the three months ended September 30, 2009 and for the period from April 1, 2009 (Date of Inception) through September 30, 2009, the Company incurred organizational costs related to certain startup activities that were considered immaterial and therefore not presented separately in a statement of operations. Such costs are included along with syndication costs in the accompanying financial statements.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 12, 2009. See Note 6.

Cash

Cash is maintained in a non-interest bearing checking account.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. All income or losses of the Fund are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns. Accordingly, the Company provides current income and franchise taxes for only those states which levy taxes on partnerships.

Recent accounting pronouncements

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3. Members’ Capital:

As of September 30, 2009, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

4. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

5. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $584,448 for the period from April 1, 2009 (Date of Inception) through September 30, 2009, of which a total of $244,799 was incurred during the three months ended September 30, 2009.

6. Subsequent Events:

The Company’s offering was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two year from that date or until sales of Units to the public reach $150 million. The Company will commence operations upon receipt and acceptance of subscriptions for 120,000 Units ($1.2 million) (“minimum capitalization”).

Item 2.	Management’s Plan of Operations.

As of September 30, 2009, the Fund had not commenced operations other than those relating to organizational matters. The Company’s offering was granted effectiveness as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million. The Company will commence operations upon receipt and acceptance of subscriptions for 120,000 Units ($1.2 million) (“minimum capitalization”).

Once the minimum capitalization is achieved, excluding subscriptions from Pennsylvania investors, subscription proceeds will be released from escrow to commence operations and reimburse organization and offering expenses. Subsequent capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7.5 million. The Company expects to be able to meet its cash requirements during this period.

Item 4T.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1    Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2    Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1    Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2    Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009

ATEL 14, LLC (Registrant)

By:	ATEL Associates 14, LLC
Managing Member of Registrant
		By:	/s/ Dean L. Cash
Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Associates 14, LLC (Managing Member)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 14, LLC (Managing Member)

		By:	/s/ Samuel Schussler
Samuel Schussler Vice President and Chief Accounting Officer of ATEL Associates 14, LLC (Managing Member)