Form 10-K
period 2009-12-31
ATEL 14, LLC
filed 2010-03-30
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 333-159578

ATEL 14, LLC

(Exact name of registrant as specified in its charter)

California	26-4695354
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 977,781.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL 14, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150,000,000.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced principal operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7,500,000. Total contributions to the Fund exceeded $7,500,000 on February 12, 2010, at which time a request was processed to release Pennsylvania escrowed amounts. Contributions totaling $4,474,990 have been received through December 31, 2009, inclusive of the $500 initial member’s capital investment. As of December 31, 2009, 447,499 Units were issued and outstanding. As of February 28, 2010, cumulative contributions have been received in the amount of $9,777,810, inclusive of the $500 initial member’s capital investment. As of such date, the Fund is actively raising capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

Narrative Description of Business

The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company will also seek investments in equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2009, the Company had purchased equipment with a total acquisition price of $1,646,068.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective is to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio may include equipment lease transactions, real property single tenant net leases and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 20% of the initial portfolio, by cost, will consist of these growth capital financing investments and no more than 20% of the portfolio, by cost, will consist of real estate investments. The Company’s objective is to invest approximately 25% of its capital in assets that involve “green” technologies or applications as discussed above.

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total operating revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
Mississippi Power Company	Construction	81%
International Paper Company	Transportation	19%

These percentages are not expected to be comparable in future periods.

The equipment financing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and type of equipment. The ability of the Company to keep the equipment leased and the terms of purchase, lease and sale of equipment depends on various factors (many of which neither the Managing Member nor the Company can control), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

Equipment Leasing Activities

Through December 31, 2009, the Company has acquired and leased a diversified portfolio of equipment to lessees in various industries as follows:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Construction	$948,508	57.62%
Transportation, rail	262,800	15.97%
Materials handling	218,781	13.29%
Transportation, other	215,979	13.12%

	$1,646,068	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Utilities	$948,508	57.62%
Manufacturing	303,244	18.42%
Agriculture	262,800	15.97%
Transportation services	131,516	7.99%

	$1,646,068	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3.	LEGAL PROCEEDINGS

Not applicable.

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 135 investors were Unitholders of record in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

The Managing Member has sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not cause the Company to reinvest operating revenues in equipment, but will distribute available cash, subject to payment of any obligations of the Company, (i) in an amount sufficient to allow an investor in a 31% federal income tax bracket to meet the federal and state income taxes due on income from the operations of the Fund; (ii) through the first full fiscal quarter ending at least six months after termination of the offering of Units, an amount equal to the lesser of: (a) a rate of return on their original capital contribution equal to 2.5% over the average yield on five-year United States Treasury Bonds for the fiscal quarter immediately preceding the date of distribution, as published in a national financial newspaper from time to time (with a minimum of 9% per annum and a maximum of 10% per annum), or (b) 90% of the total amount of cash available for distributions; and (iii) for each quarter during the rest of the reinvestment period, an amount equal to 9% per annum on their original capital contribution.

The Company commenced periodic distributions in December 2009 at an annualized rate of 9%. Such distributions were accrued at year-end and subsequently paid in January 2010.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578

(2)	Offering commenced: October 7, 2009

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2009:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	447,449	$4,474,490

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the  issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$67,875	$339,374	$407,249
Other syndication costs	—	950,685	950,685

Total expenses	$67,875	$1,290,059	$1,357,934

(8) Net offering proceeds to the issuer after total expenses in item 7:			$3,116,556

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$25,388	$1,646,068	$1,671,456
Other expenses	143,053	—	143,053

	$168,441	$1,646,068	$1,814,509

(10) Net offering proceeds to the issuer after total expenses in item 9:			$1,302,047

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 14, LLC (a development stage enterprise) (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150,000,000.

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7,500,000. Total contributions to the Fund exceeded $7,500,000 on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of February 28, 2010, has received cumulative contributions in the amount of $9,777,810, inclusive of the $500 initial member’s capital investment.

Results of Operations

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Company commenced leasing activities in December 2009. As of December 31, 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries as follows:

Industry	Percentage of Total Equipment Cost
Utilities	58%
Manufacturing	18%
Agriculture	16%

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, 100% of the Company’s total operating revenues were generated by certain lessees as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
Mississippi Power Company	Construction	81%
International Paper Company	Transportation, other	19%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s equipment on lease was purchased in December 2009 and fully utilized as of December 31, 2009.

The Company had a net loss of $111,877 for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

The Company commenced operations on December 2, 2009. From that date through December 31, 2009, the Company had purchased a total of $1,646,068 of equipment for long-term operating financing leases which, through December 31, 2009, generated revenues totaling $35,056.

Consistent with the growth of revenues resulting from the purchase of lease assets, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 76% of total expenses during the period from April 1, 2009 (Date of Inception) through December 31, 2009. The remainder of the Company’s expenses for the year, which totaled $34,759, was largely related to startup costs, professional fees, management fees and other operational expenses.

As defined by ATEL 14, LLC Limited Liability Company Operating Agreement (“Operating Agreement”), acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of portfolio assets, whether or not acquired. Acquisition expenses for successful lease acquisitions are capitalized and amortized over the life of the related lease contract.

Prior to the commencement of operations on December 2, 2009, the Company incurred organizational costs and administrative expenses related to certain startup activities totaling $9,114.

Capital Resources and Liquidity

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31, 2009, capital contributions totaling $4,474,990 (447,499 Units) have been received. Also during December 2009, the Company began to realize cash flow from its portfolio of operating lease contracts.

During the same period, the primary use of cash was to purchase leased assets. Since inception, operating lease assets totaling $1,646,068 has been purchased.

In addition, cash was used to pay commissions and syndication costs associated with the offering—totaling a combined $1,357,934 for the period from April 1, 2009 (Date of Inception) through December 31, 2009, as well as to pay invoices related to startup costs, acquisition expenses and management fees.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of December 2009. Such distributions were accrued at year-end and subsequently paid in January 2010.

At December 31, 2009, there were commitments to purchase lease assets totaling $3,762,800. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 84 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s lease asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 10 through 23.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 14, LLC

We have audited the accompanying balance sheet of ATEL 14, LLC, a development stage enterprise, (the “Company”) as of December 31, 2009, and the related statements of operations, changes in members’ capital, and cash flows for the period from April 1, 2009 (inception date) through December 31, 2009. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2009, and the results of its operations and its cash flows for the period from April 1, 2009 (inception date) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2010

ATEL 14, LLC

(a development stage enterprise)

BALANCE SHEET

DECEMBER 31, 2009

ASSETS
Cash and cash equivalents	$2,586,387
Accounts receivable, net	21,231
Investments in equipment and leases, net of accumulated depreciation of $28,481	1,642,139
Other assets	2,016

Total assets	$4,251,773

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$1,109,254
Affiliates	1,546
Accrued distributions to Other Members	21,781
Other	137,556

Total liabilities	1,270,137

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	2,981,636

Total Members’ capital	2,981,636

Total liabilities and Members’ capital	$4,251,773

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

Revenues:
Operating lease income	$35,056
Interest income	49

Total revenues	35,105

Expenses:
Depreciation of operating lease assets	28,481
Asset management fees to Managing Member	663
Acquisition expense	83,742
Cost reimbursements to affiliate	19,176
Amortization of initial direct costs	836
Interest expense	110
Professional fees	5,000
Outside services	2,547
Taxes on income and franchise fees	4,000
Other	2,427

Total operating expenses	146,982

Net loss	$(111,877)

Net income (loss):
Managing Member	$1,262
Other Members	(113,139)

$(111,877)

Net loss per Limited Liability Company Unit (Other Members)	$(4.60)
Weighted average number of Units outstanding	24,606

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

		Amount
	Units	Other Members	Managing Member	Total
Members’ capital as of April 1, 2009 (date of inception)	—	$—	$—	$—
Capital contributions-Managing Member	50	—	500	500
Capital contributions	447,449	4,474,490	—	4,474,490
Less selling commissions to affiliates	—	(407,249)	—	(407,249)
Syndication costs	—	(950,685)	—	(950,685)
Distributions to Other Members ($0.89 per Unit)	—	(21,781)	—	(21,781)
Distributions to Managing Member	—	—	(1,762)	(1,762)
Net (loss) income	—	(113,139)	1,262	(111,877)

Balance December 31, 2009	447,499	$2,981,636	$—	$2,981,636

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

Operating activities:
Net loss	$(111,877)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	28,481
Amortization of initial direct costs	836
Changes in operating assets and liabilities:
Accounts receivable	(21,231)
Prepaid expenses and other assets	(2,016)
Accounts payable, Managing Member	1,107,492
Accounts payable, other	137,556
Accrued liabilities, affiliates	1,546

Net cash provided by operating activities	1,140,787

Investing activities:
Purchases of equipment on operating leases	(1,646,068)
Payments of initial direct costs	(25,388)

Net cash used in investing activities	(1,671,456)

Financing activities:
Selling commissions to affiliates	(407,249)
Syndication costs paid to Managing Member	(950,685)
Capital contributions	4,474,990

Net cash provided by financing activities	3,117,056

Net increase in cash and cash equivalents	2,586,387

Cash and cash equivalents at end of year	$2,586,387

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$21,781

Distributions payable to Managing Member at year-end	$1,762

See accompanying notes.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150,000,000.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced principal operations. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7,500,000. Total contributions to the Fund exceeded $7,500,000 on February 12, 2010, at which time a request was processed to release Pennsylvania escrowed amounts. Contributions totaling $4,474,990 have been received through December 31, 2009, inclusive of the $500 initial member’s capital investment. As of December 31, 2009, 447,499 Units were issued and outstanding. As of February 28, 2010, cumulative contributions have been received in the amount of $9,777,810, inclusive of the $500 initial member’s capital investment. As of such date, the Fund is actively raising capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2009, and the related statements of operations, changes in members’ capital, and cash flows for the period from April 1, 2009 (Date of Inception) through December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating leases.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 84 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Asset valuation:

Recorded values of the Company’s lease asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the period from April 1, 2009 (Date of Inception) through December 31, 2009, the related provision for state income taxes was approximately $4,000. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 as follows:

2009
Financial statement basis of net assets	$2,981,636
Tax basis of net assets (unaudited)	4,327,062

Difference	$(1,345,426)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the period from April 1, 2009 (date of inception) to December 31, 2009:

2009
Net loss per financial statements	$(111,877)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(40,051)
Other	4,000

Loss per federal tax return (unaudited)	$(147,928)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

In December 2009, the Company commenced leasing equipment to lessees in diversified industries. Leases are subject to the Managing Member’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries as follows:

Industry	Percentage of Total Equipment Cost
Utilities	58%
Manufacturing	18%
Agriculture	16%

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, 100% of the Company’s total operating revenues were generated by certain lessees as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
Mississippi Power Company	Construction	81%
International Paper Company	Transportation, other	19%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$—	$1,646,068	$(28,481)	$1,617,587
Initial direct costs, net of accumulated amortization of $836 at December 31, 2009	—	24,552	—	24,552

Total	$—	$1,670,620	$(28,481)	$1,642,139

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2009 totaling $131,516 related to asset purchase obligations.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

All of the Company’s leased property was acquired during December 2009. Depreciation expense on such leased property totaled $28,481 for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Construction	$—	$948,508	$—	$948,508
Transportation	—	478,779	—	478,779
Materials handling	—	218,781	—	218,781

	—	1,646,068	—	1,646,068
Less accumulated depreciation	—	(28,481)	—	(28,481)

Total	$—	$1,617,587	$—	$1,617,587

The average estimated residual value for assets on operating leases was 26% of the assets’ original cost at December 31, 2009.

At December 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Year ending December 31, 2010	$219,197
2011	219,197
2012	219,197
2013	219,197
2014	185,331
Thereafter	11,988

$1,074,107

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases currently range from seven to ten years.

5. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

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

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

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

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the period from April 1, 2009 (Date of Inception) through December 31, 2009 as follows:

Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$407,249
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	950,685
Administrative costs reimbursed to Managing Member and/or affiliates	19,176
Asset management fees to Managing Member	663
Acquisition and initial direct costs paid to Managing Member	109,130

$1,486,903

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1,357,934 for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2009, the Company had recorded $679,186 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

7. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2009, there were commitments to purchase lease assets totaling $3,762,800. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8. Guarantees (continued):

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

9. Members’ Capital:

As of December 31, 2009, 447,499 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the period from April 1, 2009 (Date of Inception) through December 31, 2009 were as follows:

Distributions declared	$21,781
Weighted average number of Units outstanding	24,606

Weighted average distributions per Unit	$0.89

10. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

The Company determines the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ATEL 14, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements (continued):

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

At December 31, 2009, the only financial instrument reflected on the Company’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Associates 14, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 14, LLC (Managing Member)

Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 14, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Associates 14, LLC (Managing Member)

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 14, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the period from April 1, 2009 (Date of Inception) through December 31, 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2009, $407,249 of such commissions had either been accrued or paid to ASC. Of that amount, $339,361 has been re-allowed to other broker/dealers.

Asset Management Fee and Carried Interest

The Company pays the Manager an annual Asset Management Fee in an amount equal to 4% of Gross Operating Lease Revenues and Cash from Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by the Manager and its affiliates in determining portfolio and investment strategies and generally managing or supervising the management of the investment portfolio.

AFS supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

The Manager also receives, as its Carried Interest, an amount equal to 7.5% of all Company Distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.

With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager’s Carried Interest. If and to the extent that the Asset Management Fee and Manager’s Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 5 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Associates 14, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Associates 14, LLC 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 5 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, the Company incurred audit fees totaling $5,000 with its principal auditors.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2009

Statement of Operations for the period from April 1, 2009 (Date of Inception) through December 31, 2009

Statement of Changes in Members’ Capital for the period from April 1, 2009 (Date of Inception) through December 31, 2009

Statement of Cash Flows for the period from April 1, 2009 (Date of Inception) through December 31, 2009

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective October 7, 2009 as filed on October 8, 2009 (File Number 333-159578) is hereby incorporated herein by reference

(14.1)    Code of Ethics

(31.1)    Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)    Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)    Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)    Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2010

ATEL 14, LLC (Registrant)

By:	ATEL Associates 14, LLC
Managing Member of Registrant

		By:	/s/ Dean L. Cash
Dean L. Cash,
Chairman of the Board, President and
Chief Executive Officer of ATEL Associates 14, LLC,
(Managing Member)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Director, Executive Vice President and Chief Financial Officer
and Chief Operating Officer of ATEL Associates 14, LLC (Managing Member)

		By:	/s/ Samuel Schussler
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Associates 14, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

	SIGNATURE		CAPACITIES	DATE

	/s/ Dean L. Cash		Chairman of the Board, President and	March 30, 2010
	Dean L. Cash		Chief Executive Officer of ATEL Associates 14, LLC, (Managing Member)

	/s/ Paritosh K. Choksi		Director, Executive Vice President and Chief	March 30, 2010
	Paritosh K. Choksi		Financial Officer and Chief Operating Officer of ATEL Associates 14, LLC (Managing Member)

	/s/ Samuel Schussler		Vice President and Chief Accounting Officer of	March 30, 2010
	Samuel Schussler		ATEL Associates 14, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.