Form 10-Q
period 2010-03-31
ATEL 14, LLC
filed 2010-05-10
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 1,699,379.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

Part I.	Financial Information	3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets, March 31, 2010 and December 31, 2009	3

	Statements of Operations for the three months ended March 31, 2010 and for the period from April 1, 2009 (date of inception) through March 31, 2010	4

	Statements of Changes in Members’ Capital for the period from April 1, 2009 (date of inception) through December 31, 2009 and for the three months ended March 31, 2010	5

	Statements of Cash Flows for the three months ended March 31, 2010 and for the period from April 1, 2009 (date of inception) through March 31, 2010	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	15

Part II.	Other Information	16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$9,358	$2,586
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31, 2010 and $0 at December 31, 2009	54	21
Investments in equipment and leases, net of accumulated depreciation of $113 at March 31, 2010 and $28 at December 31, 2009	2,158	1,642
Other assets	6	3

Total assets	$11,576	$4,252

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$389	$1,109
Affiliates	—	2
Accrued distributions to Other Members	104	22
Other	157	137
Unearned operating lease income	10	—

Total liabilities	660	1,270

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,916	2,982

Total Members’ capital	10,916	2,982

Total liabilities and Members’ capital	$11,576	$4,252

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

AND THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH MARCH 31, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended March 31, 2010	For the period from April 1, 2009 (date of inception) through March 31, 2010
Revenues:
Operating lease income	$95	$130

Total revenues	95	130

Expenses:
Depreciation of operating lease assets	84	112
Asset management fees to Managing Member	4	5
Acquisition expense	202	286
Cost reimbursements to affiliate	66	85
Provision for credit losses	4	4
Amortization of initial direct costs	2	3
Professional fees	15	20
Outside services	2	4
Taxes on income and franchise fees	6	10
Other	5	8

Total operating expenses	390	537

Net loss	$(295)	$(407)

Net income (loss):
Managing Member	$16	$17
Other Members	(311)	(424)

	$(295)	$(407)

Net loss per Limited Liability Company Unit (Other Members)	$(0.36)	$(1.77)
Weighted average number of Units outstanding	872,791	239,815

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

AND FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In Thousands Except Per Unit Data)

(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Members’ capital as of April 1, 2009 (date of inception)	—	$—	$—	$—
Capital contributions-Managing Member	50	—	1	1
Capital contributions	447,449	4,475	—	4,475
Less selling commissions to affiliates	—	(407)	—	(407)
Syndication costs	—	(951)	—	(951)
Distributions to Other Members ($0.89 per Unit)	—	(22)	—	(22)
Distributions to Managing Member	—	—	(2)	(2)
Net (loss) income	—	(113)	1	(112)

Balance December 31, 2009	447,499	2,982	—	2,982
Capital contributions	967,683	9,677	—	9,677
Less selling commissions to affiliates	—	(866)	—	(866)
Syndication costs	—	(370)	—	(370)
Distributions to Other Members ($0.22 per Unit)	—	(196)	—	(196)
Distributions to Managing Member	—	—	(16)	(16)
Net (loss) income	—	(311)	16	(295)

Balance March 31, 2010	1,415,182	$10,916	$—	$10,916

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

AND THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH MARCH 31, 2010

(In Thousands)

(Unaudited)

	Three months ended March 31, 2010	For the period from April 1, 2009 (date of inception) through March 31, 2010
Operating activities:
Net loss	$(295)	$(407)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	84	112
Amortization of initial direct costs	2	3
Provision for credit losses	4	4
Changes in operating assets and liabilities:
Accounts receivable	(37)	(58)
Prepaid and other assets	(3)	(6)
Accounts payable, Managing Member	(1,098)	10
Accounts payable, other	20	157
Accrued liabilities, affiliates	(2)	—
Unearned operating lease income	10	10

Net cash used in operating activities	(1,315)	(175)

Investing activities:
Purchases of equipment on operating leases	(597)	(2,243)
Payments of initial direct costs	(5)	(30)

Net cash used in investing activities	(602)	(2,273)

Financing activities:
Selling commissions to affiliates	(866)	(1,273)
Syndication costs paid to Managing Member	—	(951)
Distributions to Other Members	(114)	(114)
Distributions to Managing Member	(8)	(8)
Capital contributions	9,677	14,152

Net cash provided by financing activities	8,689	11,806

Net increase in cash and cash equivalents	6,772	9,358
Cash and cash equivalents at beginning of period	2,586	—

Cash and cash equivalents at end of period	$9,358	$9,358

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$104	$104

Distributions payable to Managing Members at period-end	$8	$8

Syndication costs incurred, due to affiliated company	$370	$370

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions totaling $14.2 million and $17.0 million have been received through March 31, 2010 and April 30, 2010, respectively, inclusive of the $500 initial member’s capital investment. As of March 31, 2010, 1,415,182 Units were issued and outstanding. As of April 30, 2010, the Fund continues to actively raise capital.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its year end 2009 reporting period with no impact on its financial position, results of operations or cash flows.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$1,618	$597	$(84)	$2,131
Initial direct costs, net of accumulated amortization of $2 at March 31, 2010 and $1 at December 31, 2009	24	3	—	27

Total	$1,642	$600	$(84)	$2,158

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2009 totaling $132 thousand related to asset purchase obligations. There were no such accruals at March 31, 2010.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the period from April 1, 2009 (Date of Inception) through March 31, 2010.

All of the Company’s leased property was acquired starting from December 2009 through the first three months of 2010. Depreciation expense on such leased property totaled $84 thousand and $112 thousand for the three months ended March 31, 2010 and for the period from April 1, 2009 (Date of Inception) through March 31, 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Construction	$948	$196	$—	$1,144
Materials handling	219	401	—	620
Transportation	479	—	—	479

	1,646	597	—	2,243
Less accumulated depreciation	(28)	(84)	—	(112)

Total	$1,618	$513	$—	$2,131

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

3. Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 25% and 26% of the assets’ original cost at March 31, 2010 and December 31, 2009, respectively. There were no operating leases in non-accrual status at March 31, 2010 and December 31, 2009.

At March 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2010	$313
Year ending December 31, 2011	417
2012	413
2013	323
2014	257
2015	17

$1,740

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases currently range from seven to ten years.

4. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Related party transactions (continued):

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2010 and the period from April 1, 2009 (Date of Inception) through March 31, 2010 as follows (in thousands):

	Three months ended March 31, 2010	For the period from April 1, 2009 (date of inception) through March 31, 2010
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$866	$1,273
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	370	1,321
Administrative costs reimbursed to Managing Member and/or affiliates	66	85
Asset management fees to Managing Member	4	5
Acquisition and initial direct costs paid to Managing Member	205	314

	$1,511	$2,998

5. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.2 million and $2.6 million for the three months ended March 31, 2010 and for the period from April 1, 2009 (Date of Inception) through March 31, 2010, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2010, the Company had recorded $471 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

6. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2010, there were commitments to purchase lease assets totaling $3.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

7. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7. Guarantees (continued):

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

8. Members’ Capital:

A total of 1,415,182 Units and 447,499 Units were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Agreement of Limited Company. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three months ended March 31, 2010 and for the period from April 1, 2009 (Date of Inception) through March 31, 2010 were as follows (in thousands except Units and per Unit data):

	Three months ended March 31, 2010	For the period from April 1, 2009 (date of inception) through March 31, 2010
Distributions	$196	$218
Weighted average number of Units outstanding	872,791	239,815

Weighted average distributions per Unit	$0.22	$0.91

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements:

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

At March 31, 2010, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

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

At March 31, 2010, the only financial instrument reflected on the Company’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 14, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of April 30, 2010, has received cumulative contributions in the amount of $17.0 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $295 thousand and $407 thousand for the first quarter of 2010 and for the period from its Date of Inception through March 31, 2010, respectively.

The Company commenced operations on December 2, 2009. From that date through March 31, 2010, the Company had purchased a total of $2.2 million of equipment for long-term operating leases. Such equipment generated revenues totaling $95 thousand and $130 thousand for the current quarter and for the period from its Date of Inception through March 31, 2010, respectively.

Consistent with the growth of revenues resulting from the purchase of lease assets, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 73% and 74% of total expenses for the respective three-month period ended March 31, 2010 and the period from its Date of Inception through March 31, 2010. The remainder of the Company’s expenses for each period, which totaled $104 thousand and $139 thousand, respectively, was largely related to startup costs, professional fees, management fees and other operational expenses.

As defined by ATEL 14, LLC Limited Liability Company Operating Agreement (“Operating Agreement”), acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of portfolio assets, whether or not acquired. Certain acquisition expenses associated with successful lease acquisitions are capitalized and amortized over the life of the related lease contract.

Capital Resources and Liquidity

The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the period from April 1, 2009 (Date of Inception) through March 31, 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2010, capital contributions totaling $14.2 million have been received, of which $9.7 million was received during the first quarter of 2010. The Company is also beginning to realize cash flow from its portfolio of operating lease contracts.

During the same period, the primary use of cash was to pay commissions and syndication costs associated with the offering and to purchase leased assets. Combined, commissions and syndication costs totaled $866 thousand and $2.2 million for the three months ended March 31, 2010 and for the period from its Date of Inception through March 31, 2010, respectively. During the same periods, the Fund has purchased operating lease assets totaling $597 thousand and $2.2 million, respectively. In addition, cash was used to pay distributions to both Other Members and the Managing Member, as well as to pay invoices related to startup costs, acquisition expenses, management fees and distributions.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

The Company commenced periodic distributions beginning with the month of December 2009. Such distributions were accrued at year-end and paid during the first quarter of 2010.

At March 31, 2010, there were commitments to purchase lease assets totaling $3.2 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578

(2)	Offering commenced: October 7, 2009

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2010 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	1,415,132	$14,151

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$212	$1,061	$1,273
Other syndication costs	—	1,321	1,321

Total expenses	$212	$2,382	$2,594

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 11,557

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers,  Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$30	$2,243	$2,273
Other expenses	450	—	450

	$480	$2,243	$2,723

(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 8,834

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Documents filed as a part of this report

1.	Financial Statement Schedules

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

Date: May 7, 2010

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