Form 10-Q
period 2010-06-30
ATEL 14, LLC
filed 2010-08-13
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒     Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 2,488,126.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$14,549	$2,586
Accounts receivable, net of allowance for doubtful accounts of $2 at June 30, 2010 and $0 at December 31, 2009	39	21
Notes receivable, net of unearned interest income of $230 as of June 30, 2010 and $0 as of December 31, 2009	1,081	-
Investments in equipment and leases, net of accumulated depreciation of $212 at June 30, 2010 and $28 at December 31, 2009	2,271	1,642
Other assets	7	3

Total assets	$17,947	$4,252

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$19	$2
Affiliates	388	1,109
Accrued distributions to Other Members	206	22
Other	26	137
Acquisition facility obligation	500	-
Unearned operating lease income	31	-

Total liabilities	1,170	1,270

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	16,777	2,982

Total Members’ capital	16,777	2,982

Total liabilities and Members’ capital	$17,947	$4,252

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenues:
Operating lease income	$116	$211
Notes receivable interest income	14	14
Other	9	9

Total revenues	139	234

Expenses:
Depreciation of operating lease assets	100	184
Asset management fees to Managing Member	7	11
Acquisition expense	282	484
Cost reimbursements to affiliate	125	191
Provision for credit losses	(2)	2
Amortization of initial direct costs	2	4
Professional fees	15	30
Outside services	17	19
Taxes on income and franchise fees	4	10
Other	20	25

Total operating expenses	570	960

Net loss	$(431)	$(726)

Net income (loss):
Managing Member	$34	$50
Other Members	(465)	(776)

	$(431)	$(726)

Net loss per Limited Liability Company Unit (Other Members)	$(0.25)	$(0.57)
Weighted average number of Units outstanding	1,857,699	1,367,951

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

AND FOR THE SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands Except Per Unit Data)

(Unaudited)

		Amount

	Units	Other Members	Managing Member	Total
Members’ capital as of April 1, 2009 (date of inception)	-	$-	$-	$-
Capital contributions-Managing Member	50	-	1	1
Capital contributions	447,449	4,475	-	4,475
Less selling commissions to affiliates	-	(407)	-	(407)
Syndication costs	-	(951)	-	(951)
Distributions to Other Members ($0.89 per Unit)	-	(22)	-	(22)
Distributions to Managing Member	-	-	(2)	(2)
Net (loss) income	-	(113)	1	(112)

Balance December 31, 2009	447,499	2,982	-	2,982
Capital contributions	1,751,318	17,514	-	17,514
Rescissions of Units	(1,475)	(15)	-	(15)
Less selling commissions to affiliates	-	(1,570)	-	(1,570)
Syndication costs	-	(746)	-	(746)
Distributions to Other Members ($0.45 per Unit)	-	(612)	-	(612)
Distributions to Managing Member	-	-	(50)	(50)
Net (loss) income	-	(776)	50	(726)

Balance June 30, 2010	2,197,342	$16,777	$-	$16,777

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands)

(Unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Operating activities:
Net loss	$(431)	$(726)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation of operating lease assets	100	184
Amortization of initial direct costs	2	4
Amortization of unearned income on notes receivable	(14)	(14)
Provision for credit losses	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	17	(20)
Prepaid and other assets	(1)	(4)
Accounts payable, Managing Member	(176)	(1,274)
Accounts payable, other	(131)	(111)
Accrued liabilities, affiliates	388	386
Unearned operating lease income	21	31

Net cash used in operating activities	(227)	(1,542)

Investing activities:
Purchases of equipment on operating leases	(192)	(789)
Purchases of equipment on direct financing leases	(20)	(20)
Payments of initial direct costs	(9)	(14)
Note receivable advances	(1,130)	(1,130)
Payments received on notes receivable	69	69

Net cash used in investing activities	(1,282)	(1,884)

Financing activities:
Borrowings under acquisition facility	500	500
Selling Commissions to affiliates	(704)	(1,570)
Syndication costs paid to Managing Member	(579)	(579)
Distributions to Other Members	(313)	(427)
Distributions to Managing Member	(26)	(34)
Capital contributions	7,837	17,514
Rescissions of Units	(15)	(15)

Net cash provided by financing activities	6,700	15,389

Net increase in cash and cash equivalents	5,191	11,963
Cash and cash equivalents at beginning of period	9,358	2,586

Cash and cash equivalents at end of period	$14,549	$14,549

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$4	$4

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$206	$206

Distributions payable to Managing Members at period-end	$17	$17

Syndication costs incurred, due to affiliated company	$167	$167

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $22.0 million and $24.9 million have been received through June 30, 2010 and July 31, 2010, respectively, inclusive of the $500 initial member’s capital investment. As of June 30, 2010, 2,197,342 Units were issued and outstanding. As of July 31, 2010, the Fund continues to actively raise capital.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Recent accounting pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2010, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 14% to 16%. The notes are generally secured by the equipment financed. The notes all mature in 2013. There were neither notes impaired nor notes placed in non-accrual status as of June 30, 2010.

As of June 30, 2010, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2010	$229
Year ending December 31, 2011	452
2012	452
2013	171

1,304
Less: portion representing unearned interest income	(230)

1,074
Unamortized indirect costs	7

Notes receivable, net	$1,081

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
IDC amortization - notes receivable	$1	$1
IDC amortization - lease assets	1	3

Total	$2	$4

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$1,618	$789	$(184)	$2,223
Net investment in direct financing leases	-	20	-	20
Initial direct costs, net of accumulated amortization of $4 at June 30, 2010 and $1 at December 31, 2009	24	7	(3)	28

Total	$1,642	$816	$(187)	$2,271

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2009 totaling $132 thousand related to asset purchase obligations. There were no such accruals at June 30, 2010. IDC amortization expense related to operating leases and direct finance leases totaled $1 thousand and $3 thousand for the respective three and six months ended June 30, 2010.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the three and six months ended June 30, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

All of the Company’s leased property was acquired starting from December 2009 through June 30, 2010. Depreciation expense on such leased property totaled $100 thousand and $184 thousand for the three and six months ended June 30, 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Construction	$948	$196	$-	$1,144
Materials handling	219	593	-	812
Transportation	479	-	-	479

	1,646	789	-	2,435
Less accumulated depreciation	(28)	(184)	-	(212)

Total	$1,618	$605	$-	$2,223

The average estimated residual value for assets on operating leases was 24% and 26% of the assets’ original cost at June 30, 2010 and December 31, 2009, respectively. There were no operating leases in non-accrual status at June 30, 2010 and December 31, 2009.

Direct financing leases:

As of June 30, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks. There were no direct financing leases at December 31, 2009. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 (in thousands):

June 30, 2010
Total minimum lease payments receivable	$20
Estimated residual values of leased equipment (unguaranteed)	2

Investment in direct financing leases	22
Less unearned income	(2)

Net investment in direct financing leases	$20

There were no investments in direct financing leases in non-accrual status as of June 30, 2010.

At June 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$255	$3	$258
Year ending December 31, 2011	510	7	517
2012	501	7	508
2013	376	3	379
2014	270	-	270
2015	18	-	18

	$1,930	$20	$1,950

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Construction	7 - 10
Material handling	7 - 10
Transportation	7 - 10

5. Related party transactions:

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

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2010 (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$704	$1,570
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	376	746
Administrative costs reimbursed to Managing Member	125	191
Asset management fees to Managing Member	7	11
Acquisition and initial direct costs paid to Managing Member	282	496

	$1,494	$3,014

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.1 and $2.3 million for the three and six months ended June 30, 2010, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2010, the Company had recorded $378 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective June 15, 2010, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012.

As of June 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

June 30, 2010
Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(700)

Total remaining available under the acquisition and warehouse facilities	$73,800

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was not to exceed 1.50 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement of $16.8 million and 0.03 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The effective interest rate on borrowings was 3.25% at June 30, 2010.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2010, borrowings of $700 thousand were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at June 30, 2010 was approximately $119 thousand.

8. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2010, there were commitments to purchase lease assets totaling $3.8 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Guarantees:

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

10. Members’ capital:

A total of 2,197,342 Units and 447,499 Units were issued and outstanding as of June 30, 2010 and December 31, 2009, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and six months ended June 30, 2010 were as follows (in thousands except Units and per Unit data):

	Three Months ended June 30,	Six Months ended June 30,
	2010	2010
Distributions declared	$416	$612
Weighted average number of Units outstanding	1,857,669	1,367,951

Weighted average distributions per Unit	$0.23	$0.45

Cash distributions were based on current and anticipated operating revenues for the year. During the Fund’s acquisition stage, the Fund may incur short term borrowing to fund regular distributions of operating revenues to be generated by newly acquired transactions during the balance of the fiscal year. All periodic cash distributions during the Fund’s acquisition and operating stages are based on the Fund’s actual and anticipated cash operating revenues for the fiscal year to which each distribution is attributable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At June 30, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At June 30, 2010, the only financial instrument reflected on the Company’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, releasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 14, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of June 30, 2010, has received cumulative contributions in the amount of $22.0 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $431 thousand and $726 thousand for the three and six months ended June 30, 2010, respectively.

The Company commenced operations on December 2, 2009. From that date through June 30, 2010, the Company had purchased equipment for both long-term operating leases and direct financing leases totaling $2.4 million and $20 thousand, respectively. Such equipment under operating leases generated revenues totaling $116 thousand and $211 thousand for the three and six months ended June 30, 2010, respectively. Revenues earned from direct financing leases were nominal for the three and six months ended June 30, 2010. In addition, the Company financed loans totaling $1.1 million during the second quarter of 2010 from which it earned approximately $14 thousand for both the three and six months ended June 30, 2010.

Consistent with the growth of revenues resulting from the purchase of lease assets, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 67% and 70% of total expenses for the respective three- and six-month periods ended June 30, 2010. The remainder of the Company’s expenses for each period, which totaled $188 thousand and $292 thousand, respectively, was largely related to administrative costs, startup costs, professional fees, management fees and other operational expenses.

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

During the three and six months ended June 30, 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2010, capital contributions totaling $22.0 million have been received, of which $7.8 million and $17.5 million was received during the respective three and six months ended June 30, 2010. During the same periods, the Company utilized its acquisition credit facility and at June 30, 2010, had outstanding borrowings totaling $500 thousand. In addition, the Company is also beginning to realize cash flow from its portfolio of operating lease contracts.

During the same periods, the primary use of cash was to pay commissions and syndication costs associated with the offering and to fund loans and purchase leased assets. Combined, commissions and syndication costs totaled $1.3 million and $2.1 million for the respective three and six months ended June 30, 2010. In addition, cash was used to fund loans and purchase lease assets. Loans totaling $1.1 million were funded for both the three and six months ended June 30, 2010. The Fund also purchased operating and direct financing lease assets with a combined total of $212 thousand and $809 thousand, respectively. Moreover, cash was used to pay distributions to both Other Members and the Managing Member, totaling $339 thousand and $461 thousand for the respective three and six months ended June 30, 2010, as well as to pay invoices related to startup costs, acquisition expenses and management fees.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Revolving credit facility

Effective June 15, 2010, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth and to comply with a leverage ratio, and with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2010, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million

Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.50 to 1

Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility.

“Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was 1.50 to 1. The Company was in compliance with both financial covenants with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement of $16.8 million and 0.03 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all such material financial covenants.

Events of default, cross-defaults, recourse and security

The terms of the Credit Facility include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the Credit Facility should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Credit Facility. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph. The Credit Facility is cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

For detailed information on the Company’s debt obligations, see Note 7, Borrowing facilities, as set forth in Item 1. Financial Statements.

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2010.

At June 30, 2010, there were commitments to purchase lease assets totaling $3.8 million. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2010 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,197,292	$21,974

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons  owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$330	$1,647	$1,977
Other syndication costs	-	1,697	1,697

Total expenses	$330	$3,344	$3,674

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$18,300
(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$33	$2,435	$2,468
Investments in notes receivable	7	1,130	1,137
Distributions paid	52	634	686
Other expenses	928	-	928

	$1,020	$4,199	$5,219

(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$13,081

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

Date: August 12, 2010

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