Form 10-Q
period 2010-09-30
ATEL 14, LLC
filed 2010-11-15
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 3,270,026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

Part I.	Financial Information	3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets, September 30, 2010 and December 31, 2009	3

	Statements of Operations for the three and nine months ended September 30, 2010	4

	Statements of Changes in Members’ Capital for the period from April 1, 2009 (date of inception) through December 31, 2009 and for the nine months ended September 30, 2010	5

	Statements of Cash Flows for the three and nine months ended September 30, 2010	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	19

Part II.	Other Information	20

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	[Reserved]	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$13,407	$2,586
Accounts receivable, net allowance for doubtful accounts of $1 at September 30, 2010 and $0 at December 31, 2009	114	21
Notes receivable, net of unearned interest income of $416 at September 30, 2010 and $0 at December 31, 2009	1,719	—
Investments in equipment and leases, net of accumulated depreciation of $468 at September 30, 2010 and $28 at December 31, 2009	7,585	1,642
Other assets	102	3

Total assets	$22,927	$4,252

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$31	$2
Affiliates	140	1,109
Accrued distributions to Other Members	275	22
Other	19	137
Unearned operating lease income	21	—

Total liabilities	486	1,270

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,441	2,982

Total Members’ capital	22,441	2,982

Total liabilities and Members’ capital	$22,927	$4,252

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues:
Operating lease income	$399	$610
Direct financing leases	1	1
Notes receivable interest income	47	61
Other	6	15

Total revenues	453	687

Expenses:
Depreciation of operating lease assets	256	440
Asset management fees to Managing Member	21	32
Acquisition expense	274	758
Cost reimbursements to Managing Member	150	341
(Reversal of provision) provision for credit losses	(1)	1
Amortization of initial direct costs	4	8
Interest expense	2	2
Professional fees	9	39
Outside services	4	23
Taxes on income and franchise fees	1	11
Bank charges	23	41
Railcar maintenance	18	18
Other	38	45

Total operating expenses	799	1,759

Net loss	$(346)	$(1,072)

Net income (loss):
Managing Member	$47	$97
Other Members	(393)	(1,169)

	$(346)	$(1,072)

Net loss per Limited Liability Company Unit (Other Members)	$(0.15)	$(0.65)
Weighted average number of Units outstanding	2,619,472	1,789,709

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)

THROUGH DECEMBER 31, 2009

AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of April 1, 2009 (date of inception)	—	$—	$—	$—
Capital contributions-Managing Member	50	—	1	1
Capital contributions	447,449	4,475	—	4,475
Less selling commissions to affiliates	—	(407)	—	(407)
Syndication costs	—	(951)	—	(951)
Distributions to Other Members ($0.89 per Unit)	—	(22)	—	(22)
Distributions to Managing Member	—	—	(2)	(2)
Net (loss) income	—	(113)	1	(112)

Balance December 31, 2009	447,499	2,982	—	2,982
Capital contributions	2,529,634	25,296	—	25,296
Rescissions of Units	(8,475)	(85)	—	(85)
Less selling commissions to affiliates	—	(2,265)	—	(2,265)
Syndication costs	—	(1,118)	—	(1,118)
Distributions to Other Members ($0.67 per Unit)	—	(1,200)	—	(1,200)
Distributions to Managing Member	—	—	(97)	(97)
Net (loss) income	—	(1,169)	97	(1,072)

Balance September 30, 2010	2,968,658	$22,441	$—	$22,441

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands)

(Unaudited)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Operating activities:
Net loss	$(346)	$(1,072)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation of operating lease assets	256	440
Amortization of initial direct costs	4	8
Amortization of unearned income on direct financing leases	(1)	(1)
Amortization of unearned income on notes receivable	(47)	(61)
(Reversal of provision) provision for credit losses	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(74)	(94)
Prepaid expenses and other assets	(95)	(99)
Accounts payable, Managing Member	180	13
Accounts payable, other	(7)	(118)
Accrued liabilities, affiliates	(248)	(969)
Unearned operating lease income	(10)	21

Net cash used in operating activities	(389)	(1,931)

Investing activities:
Purchases of equipment on operating leases	(5,503)	(6,292)
Purchases of equipment on direct financing leases	(61)	(81)
Payments of initial direct costs	(20)	(34)
Payments received on direct financing leases	4	4
Note receivable advances	(747)	(1,877)
Payments received on notes receivable	163	232

Net cash used in investing activities	(6,164)	(8,048)

Financing activities:
Borrowings under acquisition facility	—	500
Repayments under acquisition facility	(500)	(500)
Selling Commissions to affiliates	(695)	(2,265)
Syndication costs paid to Managing Member and affiliates	(543)	(1,122)
Distributions to Other Members	(520)	(947)
Distributions to Managing Member	(43)	(77)
Capital contributions	7,782	25,296
Rescissions of Units	(70)	(85)

Net cash provided by financing activities	5,411	20,800

Net (decrease) increase in cash and cash equivalents	(1,142)	10,821
Cash and cash equivalents at beginning of period	14,549	2,586

Cash and cash equivalents at end of period	$13,407	$13,407

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2	$2

Cash paid during the period for taxes	$—	$4

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$275	$275

Distributions payable to Managing Member at period-end	$22	$22

Syndication costs due from affiliated company	$4	$4

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

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $29.7 million and $32.7 million have been received through September 30, 2010 and October 31, 2010, respectively, inclusive of the $500 initial member’s capital investment. As of September 30, 2010, 2,968,658 Units were issued and outstanding. As of October 31, 2010, the Fund continues to actively raise capital.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of Estimates:

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

Recent accounting pronouncements:

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2010, the original terms of the notes receivable are 42 months and bear interest at rates ranging from 14.00% to 16.65%. The notes are generally secured by the equipment financed. The notes all mature in 2014. There were neither notes impaired nor notes placed in non-accrual status as of September 30, 2010.

As of September 30, 2010, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2010	$179
Year ending December 31, 2011	715
2012	715
2013	435
2014	78

2,122
Less: portion representing unearned interest income	(416)

1,706
Unamortized indirect costs	13

Notes receivable, net	$1,719

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
IDC amortization - notes receivable	$2	$3
IDC amortization - lease assets	2	5

Total	$4	$8

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$1,618	$6,292	$(440)	$7,470
Net investment in direct financing leases	—	81	(3)	78
Initial direct costs, net of accumulated amortization of $6 at September 30, 2010 and $1 at December 31, 2009	24	18	(5)	37

Total	$1,642	$6,391	$(448)	$7,585

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2009 totaling $132 thousand related to asset purchase obligations. There were no such accruals at September 30, 2010. IDC amortization expense related to operating leases and direct finance leases totaled $2 thousand and $5 thousand for the respective three and nine months ended September 30, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the three and nine months ended September 30, 2010.

All of the Company’s leased property was acquired starting from December 2009 through September 30, 2010. Depreciation expense on such leased property totaled $256 thousand and $440 thousand for the three and nine months ended September 30, 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Transportation rail	$263	$3,284	$—	$3,547
Materials handling	219	1,650	—	1,869
Construction	948	196	—	1,144
Research	—	852	—	852
Transportation	216	—	—	216
Other	—	310	—	310

	1,646	6,292	—	7,938
Less accumulated depreciation	(28)	(440)	—	(468)

Total	$1,618	$5,852	$—	$7,470

The average estimated residual value for assets on operating leases was 36% and 26% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively. There were no operating leases in non-accrual status at September 30, 2010 and December 31, 2009.

Direct financing leases:

As of September 30, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks and forklifts. There were no direct financing leases at December 31, 2009. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 (in thousands):

September 30, 2010
Total minimum lease payments receivable	$77
Estimated residual values of leased equipment (unguaranteed)	9

Investment in direct financing leases	86
Less unearned income	(8)

Net investment in direct financing leases	$78

There were no investments in direct financing leases in non-accrual status as of September 30, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

At September 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$529	$7	$536
Year ending December 31, 2011	2,119	27	2,146
2012	2,110	27	2,137
2013	1,860	16	1,876
2014	710	—	710
2015	54	—	54

	$7,382	$77	$7,459

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Construction	7 - 10
Materials handling	7 - 10
Transportation, other	7 - 10
Research	7 - 10

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Related party transactions (continued):

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$695	$2,265
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	372	1,118
Administrative costs reimbursed to Managing Member	150	341
Asset management fees to Managing Member	21	32
Acquisition and initial direct costs paid to Managing Member	294	790

	$1,532	$4,546

6. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2010, the Company had recorded $287 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

7. Borrowing facilities:

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time.

As of September 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

September 30, 2010
Total available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	—

Total remaining available under the acquisition and warehouse facilities	$75,000,000

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was not to exceed 1.50 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $22.4 million and no leverage ratio as there is no debt, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At September 30, 2010 and December 31, 2009, the Company has no outstanding borrowings under the acquisition facility, as all outstanding borrowings under the Credit Facility have been repaid during the third quarter of 2010. The weighted-average interest rate on borrowings was 3.32% and 1.30% for the respective three and nine months ended September 30, 2010.

8. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At September 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.8 million and $735 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10. Members’ capital:

A total of 2,968,658 Units and 447,499 Units were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and nine months ended September 30, 2010 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Distributions declared	$588	$1,200
Weighted average number of Units outstanding	2,619,472	1,789,709

Weighted average distributions per Unit	$0.22	$0.67

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Fair value measurements (continued):

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At September 30, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

At September 30, 2010, the only financial instrument reflected on the Company’s financial statements is its cash and cash equivalents. Such cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

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

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of September 30, 2010, has received cumulative contributions in the amount of $29.7 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $346 thousand and $1.1 million for the three and nine months ended September 30, 2010, respectively.

The Company commenced operations on December 2, 2009. From that date through September 30, 2010, the Company had purchased equipment for both long-term operating leases and direct financing leases totaling $7.9 million and $81 thousand, respectively. Such equipment under operating leases generated revenues totaling $399 thousand and $610 thousand for the three and nine months ended September 30, 2010, respectively. Revenues earned from direct financing leases were nominal for the three and nine months ended September 30, 2010. In addition, the Company had financed loans totaling $1.9 million during the first nine months of 2010 from which it earned approximately $47 thousand and $61 thousand of interest income during the respective three and nine months ended September 30, 2010.

Consistent with the growth of revenues resulting from the purchase of lease assets, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 66% and 68% of total expenses for the respective three- and nine-month periods ended September 30, 2010. The remainder of the Company’s expenses for each period, which totaled $269 thousand and $561 thousand, respectively, was largely related to administrative costs, startup costs, professional fees, management fees and other operational expenses.

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

During the three and nine months ended September 30, 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2010, capital contributions totaling $29.7 million have been received, of which $7.7 million and $25.2 million were received during the respective three and nine months ended September 30, 2010. In addition, the Company is also beginning to realize cash flow from its portfolio of operating lease contracts.

During the same periods, the primary use of cash was to pay commissions and syndication costs associated with the offering and to fund loans and purchase leased assets. Combined, commissions and syndication costs totaled $1.1 million and $3.4 million for the respective three and nine months ended September 30, 2010. In addition, cash was used to purchase lease assets and fund loans. During the three and nine months ended September 30, 2010, the Fund purchased operating and direct financing lease assets with a combined total of $5.6 million and $6.4 million, respectively. In addition, loans totaling $747 thousand and $1.9 million were funded for the respective three and nine months ended September 30, 2010. Cash was also used to pay distributions to Other Members and the Managing Member, totaling $563 thousand and $1.0 million for the respective three and nine months ended September 30, 2010, as well as to pay invoices related to startup costs, acquisition expenses and management fees.

Moreover, the Fund repaid approximately $500 thousand of outstanding borrowings during the third quarter of 2010. The Fund had no outstanding borrowings at September 30, 2010 and December 31, 2009.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth and to comply with a leverage ratio, and with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2010, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was 1.50 to 1. The Company was in compliance with both financial covenants with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $22.4 million and no leverage ratio as there is no debt, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all such material financial covenants.

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

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2010.

At September 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.8 million and $735 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Item 4.	Controls and Procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578

(2)	Offering commenced: October 7, 2009

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2010 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,968,608	$29,686

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$445	$2,227	$2,672
Other syndication costs	—	2,069	2,069

Total expenses	$445	$4,296	$4,741

(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$24,945

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$44	$8,019	$8,063
Investments in notes receivable	16	1,877	1,893
Distributions paid and accrued	99	1,222	1,321
Other expenses	1,485	—	1,485

	$1,644	$11,118	$12,762

(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$12,183

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Documents filed as a part of this report

1.	Financial Statement Schedules

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

Date: November 12, 2010

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