Form 10-K
period 2010-12-31
ATEL 14, LLC
filed 2011-03-31
CIK 1463389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 333-159578

ATEL 14, LLC
(Exact name of registrant as specified in its charter)

California	26-4695354
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (415) 989-8800

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 4,571,230.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.  BUSINESS

General Development of Business

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $40.5 million and $45.7 million have been received through December 31, 2010 and February 28, 2011, respectively, inclusive of the $500 initial member’s capital investment. As of December 31, 2010, 4,051,543 Units were issued and outstanding. The Fund continues to actively raise capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholder, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2010, the Company had purchased equipment with a total acquisition price of $18.8 million. The Company had also funded investments in notes receivable totaling $3.1 million through December 31, 2010.

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

During the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Mosaic Crop Nutrition, LLC	Transportation, rail	32%	*
Cargill, Inc.	Materials handling	18%	*
Mississippi Power Company	Construction	11%	81%
International Paper Company	Transportation, other	*	19%

* Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2010 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$4,867	25.89%
Mining	4,830	25.69%
Transportation, rail	3,546	18.86%
Materials handling	2,178	11.58%
Construction	1,886	10.04%
Research	1,184	6.30%
Other	310	1.64%
	$18,801	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Agriculture	$5,137	27.32%
Natural gas	4,830	25.69%
Food products	4,651	24.74%
Manufacturing	2,361	12.56%
Utilities	949	5.05%
Construction	584	3.11%
Transportation services	131	0.70%
Other	158	0.83%
	$18,801	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2010, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2010 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Computer equipment	$1,294	41.73%
Reseach	1,307	42.15%
Other	500	16.12%
	$3,101	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$1,294	41.73%
Chemicals/Allied products	946	30.51%
Health services	500	16.12%
Lab equipment	361	11.64%
	$3,101	100.00%

For further information regarding the Company’s note receivable portfolio as of December 31, 2010, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.  PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4.  [RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 1,127 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2010. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases, non-recourse debt and interest rate swaps. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2010 valuation date. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

The Company commenced periodic distributions in December 2009 at an annualized rate of 9%. Additional distributions have been consistently made through December 31, 2010. The rate for monthly distributions from 2010 operations was $0.075 per Unit for the period from January through December 2010. The rate for each of the quarterly distributions paid in 2010 was $0.225 per Unit.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of December 31, 2010. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under "Income, Losses and Distributions - Reinvestment." Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through December 31, 2010 (in thousands except for Units and Per Unit Data)

Distribution Period (1)

									Weighted Average
								Total	Units
		Return of		Distribution		Total		Distribution	Outstanding
	Paid	Capital		of Income		Distribution		per Unit (2)	(3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest) *	Jan - Mar 2010	$-		$-		$-		n/a	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		-		2,003		$0.90	2,214,171
		$2,003		$-		$2,003
Source of distributions
Lease and loan payments received		$469	23.42%	$-	0.00%	$469	23.42%
Interest Income		-	0.00%	-	0.00%	-	0.00%
Debt against non-cancellable firm term payments on leases and loans		1,534	76.58%	-	0.00%	1,534	76.58%
		$2,003	100.00%	$-	0.00%	$2,003	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 73 of the Prospectus).

(2)
Total distribution per Unit represents the total distributions paid from inception through January 2011 divided by the weighted average units for the year ended December 31, 2010. The Fund paid distributions at an annualized rate of 9% for year ended December 31, 2010.

(3)	Balance shown represents weighted average units for the year ended December 31, 2010.

*	Distribution of escrow interest was nominal, totaling $61

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2010 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	4,051,493	$40,515

(7)	Costs incurred for the issuers' account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
to affiliates of the issuer
		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$608	$3,038	$3,646
Other syndication costs	-	2,483	2,483
Total expenses	$608	$5,521	$6,129

(8) Net offering proceeds to the issuer after the total expenses in item 7 (in thousands):			$34,386
(9) The amount of the net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or their
associates, to persons owning ten
percent or more of any class of
equity securities of the issuer; and
to affiliates of the issuer
		Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$66	$18,801	$18,867
Investments in notes receivable	21	3,101	3,122
Distributions paid and accrued	163	2,003	2,166
Other expenses	2,088	-	2,088
	$2,338	$23,905	$26,243

(10) Net offering proceeds to the issuer after the total investments and distributions in item 9 (in thousands):			$8,143

Item 6.  SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of February 28, 2011, has received cumulative contributions in the amount of $45.7 million, inclusive of the $500 initial member’s capital investment.

As of December 31, 2010, the Company has purchased a total of $18.8 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $3.1 million.

Results of Operations

The Company commenced leasing activities in December 2009. As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2010	2009
Agriculture	27%	16%
Natural gas	26%	*
Food products	25%	*
Manufacturing	13%	18%
Utilities	*	58%

* Less than 10%

During 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Mosaic Crop Nutrition, LLC	Transportation, rail	32%	*
Cargill, Inc.	Materials handling	18%	*
Mississippi Power Company	Construction	11%	81%
International Paper Company	Transportation, other	*	19%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 and 2010. The utilization percentage of existing assets under lease was 100% at both December 31, 2010 and 2009.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The year ended December 31, 2010 versus the period from April 1, 2009 (Date of Inception) through December 31, 2009

The Company had net losses of $1.3 million and $112 thousand for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, respectively.

Revenues

The Company commenced operations on December 2, 2009. From that date through December 31, 2009, the Company had purchased a total of $1.6 million of equipment for long-term operating leases. During 2010, equipment purchased for both long-term operating leases and direct financing leases totaled $17.1 million and $81 thousand, respectively. Such equipment under operating leases generated revenues totaling $1.3 million for the year ended December 31, 2010 and $35 thousand for the period from the Date of Inception through December 31, 2009. Revenues earned from direct financing leases were nominal during 2010. In addition, the Company had financed loans totaling $3.1 million during 2010 from which it earned approximately $139 thousand of interest income during the year.

Expenses

Consistent with the growth of revenues resulting from the purchase of lease assets was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 61% and 76% of total expenses for 2010 and for the period from the Date of Inception through December 31, 2009, respectively. The remainder of the Company’s expenses for 2010, which totaled $1.1 million, was largely related to administrative and other costs reimbursed to the Managing Member, railcar maintenance expense, bank charges, professional fees and outside services expense. By comparison, the remainder of the Company’s expenses for the period from the Date of Inception through December 31, 2009 was mainly related to administrative costs, startup costs, professional fees, management fees and other operational expenses.

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

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $15.4 million and $2.6 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	For the year ended December 31,	For the period from April 1, 2009 (Date of Inception) through December 31,
	2010	2009
Net cash (used in) provided by:
Operating activities	$(1,252)	$1,140
Investing activities	(19,849)	(1,671)
Financing activities	33,929	3,117
Net increase in cash and cash equivalents	$12,828	$2,586

During 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31, 2010, capital contributions, net of rescissions, totaling $40.5 million have been received, of which $36.0 million was received during 2010. During 2010, additional liquidity was generated through borrowings, net of repayments, totaling $4.4 million. Moreover, although 2010 net cash flows from operating activities were negative, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for both long-term operating and direct financing leases and to finance loans. During 2010, equipment purchased totaled $17.2 million. In addition, loans totaling $3.1 million were funded during the year. In addition, cash was used to pay commissions and syndication costs associated with the offering. Combined, commissions and syndication costs totaled $4.7 million during 2010. Cash was also used to pay distributions to Other Members and the Managing Member, totaling $1.6 million and $132 thousand for 2010, as well as to pay invoices related to acquisition expenses and management fees. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

During the period from April 1, 2009 (Date of Inception) through December 31, 2009, cash was primarily used to purchase equipment for operating leases, pay commissions and syndication costs associated with the offering, as well as to pay invoices related to startup costs, acquisition expenses and management fees.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth and to comply with a leverage ratio, and with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2010, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was 1.50 to 1. The Company was in compliance with both financial covenants with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $30.8 million and 0.14 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all such material financial covenants.

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

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had non-recourse long-term debt totaling $3.9 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2010. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $2.7 million and $2.0 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

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

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge-off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2010 and for the period from April 1, 2009 (inception date) through December 31, 2009. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from April 1, 2009 (inception date) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 28, 2011

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009

ASSETS
Cash and cash equivalents	$15,414	$2,586
Due from affiliate	99	-
Accounts receivable, net allowance for doubtful accounts of $17 at December 31, 2010 and $0 at December 31, 2009	188	21
Notes receivable, net of unearned interest income of $623 at December 31, 2010 and $0 at December 31, 2009	2,796	-
Investments in equipment and leases, net of accumulated depreciation of $901 at December 31, 2010 and $28 at December 31, 2009	17,948	1,642
Other assets	94	3
Total assets	$36,539	$4,252

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$31	$2
Affiliates	-	1,109
Accrued distributions to Other Members	370	22
Other	868	137
Non-recourse debt	3,874	-
Acquisition facility obligation	500	-
Unearned operating lease income	123	-
Total liabilities	5,766	1,270

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	30,773	2,982
Total Members’ capital	30,773	2,982
Total liabilities and Members’ capital	$36,539	$4,252

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)
THROUGH DECEMBER 31, 2009
(In Thousands Except for Units and Per Unit Data)

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009

Revenues:
Operating lease income	$1,279	$35
Direct financing leases	2	-
Notes receivable interest income	139	-
Other	21	-
Total revenues	1,441	35

Expenses:
Depreciation of operating lease assets	873	28
Asset management fees to Managing Member	68	1
Acquisition expense	825	84
Cost reimbursements to afffiliate	544	19
Provision for credit losses	17	-
Amortization of initial direct costs	15	1
Interest expense	9	-
Professional fees	72	5
Outside services	32	3
Taxes on income and franchise fees	11	4
Bank charges	73	-
Railcar maintenance	163	-
Other	75	2
Total operating expenses	2,777	147
Net loss	$(1,336)	$(112)

Net income (loss):
Managing Member	$161	$1
Other Members	(1,497)	(113)
	$(1,336)	$(112)

Net loss per Limited Liability Company Unit (Other Members)	$(0.68)	$(4.60)
Weighted average number of Units outstanding	2,214,171	24,606

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)
THROUGH DECEMBER 31, 2009 AND
FOR THE YEAR ENDED DECEMBER 31, 2010
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Members' capital as of April 1, 2009 (date of inception)	-	$-	$-	$-
Capital contributions-Managing Member	50	-	1	1
Capital contributions	447,449	4,475	-	4,475
Less selling commissions to affiliates	-	(407)	-	(407)
Syndication costs	-	(951)	-	(951)
Distributions to Other Members ($0.89 per Unit)	-	(22)	-	(22)
Distributions to Managing Member	-	-	(2)	(2)
Net (loss) income	-	(113)	1	(112)
Balance December 31, 2009	447,499	2,982	-	2,982
Capital contributions	3,612,519	36,125	-	36,125
Rescissions of Units	(8,475)	(85)	-	(85)
Less selling commissions to affiliates	-	(3,239)	-	(3,239)
Syndication costs	-	(1,532)	-	(1,532)
Distributions to Other Members ($0.89 per Unit)	-	(1,981)	-	(1,981)
Distributions to Managing Member	-	-	(161)	(161)
Net (loss) income	-	(1,497)	161	(1,336)
Balance December 31, 2010	4,051,543	$30,773	$-	$30,773

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND
FOR THE PERIOD FROM APRIL 1, 2009 (Date of Inception)
THROUGH DECEMBER 31, 2009
(In Thousands)

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Operating activities:
Net loss	$(1,336)	$(112)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	873	28
Amortization of initial direct costs	15	1
Amortization of unearned income on direct financing leases	(2)	-
Amortization of unearned income on notes receivable	(139)	-
Provision for credit losses	17	-
Changes in operating assets and liabilities:
Accounts receivable	(184)	(21)
Prepaid expenses and other assets	(91)	(2)
Accounts payable, other	731	137
Accrued liabilities, affiliates	(1,259)	1,109
Unearned operating lease income	123	-
Net cash (used in) provided by operating activities	(1,252)	1,140

Investing activities:
Purchases of equipment on operating leases	(17,074)	(1,646)
Purchases of equipment on direct financing leases	(81)	-
Payments of initial direct costs	(62)	(25)
Payments received on direct financing leases	10	-
Note receivable advances	(3,101)	-
Payments received on notes receivable	459	-
Net cash used in investing activities	(19,849)	(1,671)

Financing activities:
Borrowings under non-recourse debt	3,874	-
Borrowings under acquisition facility	1,500	-
Repayments under acquisition facility	(1,000)	-
Selling commissions to affiliates	(3,239)	(407)
Syndication costs paid to Managing Member and affiliates	(1,481)	(951)
Distributions to Other Members	(1,633)	-
Distributions to Managing Member	(132)	-
Capital contributions	36,125	4,475
Rescissions of Units	(85)	-
Net cash provided by financing activities	33,929	3,117

Net increase in cash and cash equivalents	12,828	2,586
Cash and cash equivalents at beginning of period	2,586	-
Cash and cash equivalents at end of period	$15,414	$2,586

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3	$-
Cash paid during the period for taxes	$4	$-
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$370	$22
Distributions payable to Managing Member at period-end	$30	$2

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $40.5 million and $45.7 million have been received through December 31, 2010 and February 28, 2010, respectively, inclusive of the $500 initial member’s capital investment. As of December 31, 2010, 4,051,543 Units were issued and outstanding. The Fund continues to actively raise capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating and direct financing leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

 2.  Summary of Significant Accounting Policies (continued):

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, the related provision for state income taxes was approximately $11 thousand and $4 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued):

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$30,773	$2,982
Tax basis of net assets (unaudited)	36,245	4,327
Difference	$(5,472)	$(1,345)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2010 and for the period from April 1, 2009 (date of inception) to December 31, 2009 (in thousands):

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Net loss per financial statements	$(1,336)	$(112)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,179)	(40)
Provision for losses and doubtful accounts	17	-
Adjustments to revenues	131	-
Other	10	4
Loss per federal tax return (unaudited)	$(2,357)	$(148)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued):

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 5.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3.  Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2010	2009
Agriculture	27%	16%
Natural gas	26%	*
Food products	25%	*
Manufacturing	13%	18%
Utilities	*	58%

* Less than 10%

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

3.  Concentration of credit risk and major customers (continued):

During the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Mosaic Crop Nutrition, LLC	Transportation, rail	32%	*
Cargill, Inc.	Materials handling	18%	*
Mississippi Power Company	Construction	11%	81%
International Paper Company	Transportation, other	*	19%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4.  Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 36 to 42 months and bear interest at rates ranging from 11.26% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2014. There were neither notes impaired nor notes placed in non-accrual status as of December 31, 2010 and 2009.

As of December 31, 2010, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2011	$1,205
2012	1,191
2013	875
2014	133
3,404
Less: portion representing unearned interest income	(623)
2,781
Unamortized indirect costs	15
Notes receivable, net	$2,796

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4.  Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the year ended December 31, 2010 and the period from April 1, 2009 (Date of Inception) through December 31, 2009 are as follows (in thousands):

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
IDC amortization - notes receivable	$6	$-
IDC amortization - lease assets	9	1
Total	$15	$1

5.  Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Allowance for Doubtful Accounts
Balance December 31, 2009	$-
Provision	17
Balance December 31, 2010	$17

From its inception through December 31, 2009, the Company did not provide for any allowance against its receivables. At December 31, 2010, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

For the year ended December 31, 2010, the Company did not record an allowance for credit losses related to its financing receivables. The Company’s recorded net investment in financing receivables at December 31, 2010 is as follows (in thousands):

Notes
	Receivable		Finance Leases	Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-		$-	$-
Ending balance: individually evaluated for impairment	$-		$-	$-
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

Financing receivables, net:
Ending balance, December 31, 2010	$2,796	1	$73	$2,869
Ending balance: individually evaluated for impairment	$2,796		$73	$2,869
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

1 Includes $15 of unamortized initial direct costs.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes
	Receivable	Finance Leases
	2010	2010
Pass	$2,781	$73
Special mention	-	-
Substandard	-	-
Doubtful	-	-
Total	$2,781	$73

At December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

							Recorded
						Total	Investment>90
	30-59 Days	60-89 Days	Greater Than			Financing	Days and
	Past Due	Past Due	90 Days	Total Past Due	Current	Receivables	Accruing
Notes receivable	$-	$-	$-	$-	$2,781	$2,781	$-
Finance leases	-	-	-	-	73	73	-
Total	$-	$-	$-	$-	$2,854	$2,854	$-

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

There were no impaired financing receivables at both December 31, 2010 and 2009. Likewise, there were no accounts receivable related to net investments in financing receivables placed in nonaccrual status as of December 31, 2010 and 2009.

6.  Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$1,618	$17,074	$(873)	$17,819
Net investment in direct financing leases	-	81	(8)	73
Initial direct costs, net of accumulated amortization of $10 at December 31, 2010 and $1 at December 31, 2009	24	41	(9)	56
Total	$1,642	$17,196	$(890)	$17,948

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2010 and 2009 totaling $742 thousand and $132 thousand, respectively, related to asset purchase obligations. IDC amortization expense related to operating leases and direct finance leases totaled $9 thousand and $1 thousand for the years ended December 31, 2010 and 2009, respectively.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

All of the Company’s leased property was acquired starting from December 2009 through December 2010. The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $873 thousand for the year ended December 31, 2010 and $28 thousand for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Transportation	$216	$4,651	$-	$4,867
Mining	-	4,830	-	4,830
Transportation, rail	263	3,283	-	3,546
Materials handling	219	1,878	-	2,097
Construction	948	938	-	1,886
Research	-	1,184	-	1,184
Other	-	310	-	310
	1,646	17,074	-	18,720
Less accumulated depreciation	(28)	(873)	-	(901)
Total	$1,618	$16,201	$-	$17,819

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 35% and 26% of the assets’ original cost at December 31, 2010 and 2009, respectively. There were no operating leases in non-accrual status at both December 31, 2010 and, 2009. At December 31, 2010, the Company has certain operating leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Direct financing leases:

As of December 31, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks and forklifts. There were no direct financing leases at December 31, 2009. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 (in thousands):

Total minimum lease payments receivable	$70
Estimated residual values of leased equipment (unguaranteed)	9
Investment in direct financing leases	79
Less unearned income	(6)
Net investment in direct financing leases	$73

There were no investments in direct financing leases in non-accrual status as of December 31, 2010.

At December 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$4,136	$27	$4,163
2012	4,134	27	4,161
2013	3,851	16	3,867
2014	2,242	-	2,242
2015	741	-	741
Thereafter	1,045	-	1,045
	$16,149	$70	$16,219

7.  Related party transactions:

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7.  Related party transactions (continued):

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

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009 as follows (in thousands):

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$3,239	$407
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	1,532	951
Acquisition and initial direct costs paid to Managing Member	880	109
Administrative costs reimbursed to Managing Member and/or affiliates	544	19
Asset management fees to Managing Member	68	1
	$6,263	$1,487

8.  Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $4.8 million for the year ended December 31, 2010 and $1.4 million for the period from April 1, 2009 (Date of Inception) through December 31, 2009.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2010, the Company had recorded $52 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

9.  Non-recourse debt:

At December 31, 2010, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2010, gross operating lease rentals and future payments on direct financing leases totaled approximately $4.2 million over the remaining lease terms; and the carrying value of the pledged assets is $4.8 million. The note matures in 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9.  Non-recourse debt (continued):

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2011	$977	$144	$1,121
2012	1,013	108	1,121
2013	1,059	62	1,121
2014	825	14	839
	$3,874	$328	$4,202

10.  Borrowing facilities:

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

As of December 31, 2010, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,845)
Total remaining available under the acquisition and warehouse facilities	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10.  Borrowing facilities (continued):

As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was not to exceed 1.50 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $30.8 million and 0.14 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At December 31, 2010, outstanding borrowings under the acquisition facility totaled $500 thousand, with an effective interest rate of 3.25%. The weighted-average interest rate on borrowings was 1.81% for the year ended December 31, 2010. The Company had no borrowing activity during 2009.

11.  Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2010, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $2.7 million and $2.0 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

12.  Guarantees:

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

13.  Members’ Capital:

A total of 4,051,543 Units and 447,499 Units were issued and outstanding as of December 31, 2010 and December 31, 2009, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

13.  Members’ Capital (continued):

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2010 and 2009 were as follows (in thousands except Units and per Unit data):

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Distributions declared	$1,981	$22
Weighted average number of Units outstanding	2,214,171	24,606
Weighted average distributions per Unit	$0.89	$0.89

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

14.  Fair value measurements:

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14.  Fair value measurements (continued):

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14.  Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,414	$15,414	$2,586	$2,586
Notes receivable	2,796	2,796	-	-

Financial liabilities:
Non-recourse debt	3,874	3,882	-	-
Borrowings	500	500	-	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 14, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2010, $3.6 million of such commissions had either been accrued or paid to ASC. Of that amount, $3.0 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. ("NASAA") is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the "NASAA Equipment Leasing Guidelines"). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the "NASAA Fee Limitation"). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager's Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager's Carried Interest. If and to the extent that the Asset Management Fee and Manager's Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2010 and the period from April 1, 2009 (Date of Inception) through December 31, 2009, the Company incurred audit, audit related and other fees with its principal auditors as follows (in thousands):

	For the year ended December 31, 2010	For the period from April 1, 2009 (Date of Inception) through December 31, 2009
Audit fees	$56	$5

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009
Statements of Changes in Members’ Capital for the period from April 1, 2009 (Date of Inception) through December 31, 2009 and for the year ended December 31, 2010
Statements of Cash Flows for the year ended December 31, 2010 and for the period from April 1, 2009 (Date of Inception) through December 31, 2009
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

Date: March 28, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and
Dean L. Cash	Chief Executive Officer of ATEL Associates 14, LLC, (Managing Member)	March 28, 2011

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and
Paritosh K. Choksi	Chief Operating Officer of ATEL Associates 14, LLC (Managing Member)	March 28, 2011

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates 14,
Samuel Schussler	LLC (Managing Member)	March 28, 2011

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.