Form 10-Q
period 2011-03-31
ATEL 14, LLC
filed 2011-05-16
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 5,208,625.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$21,537	$15,414
Due from affiliate	—	99
Accounts receivable, net of allowance for doubtful accounts of $12 at March 31, 2011 and $17 at December 31, 2010	125	188
Notes receivable, net of unearned interest income of $308 at March 31, 2011 and $623 at December 31, 2010	1,778	2,796
Investments in equipment and leases, net of accumulated depreciation of $1,589 at March 31, 2011 and $901 at December 31, 2010	18,341	17,948
Prepaid expenses and other assets	91	94
Total assets	$41,872	$36,539
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$37	$31
Affiliates	114	—
Accrued distributions to Other Members	474	370
Other	225	868
Non-recourse debt	3,629	3,874
Acquisition facility obligation	500	500
Unearned operating lease income	13	123
Total liabilities	4,992	5,766
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	36,880	30,773
Total Members’ capital	36,880	30,773
Total liabilities and Members’ capital	$41,872	$36,539

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Operating lease income	$1,058	$95
Direct financing leases	1	—
Notes receivable interest income	88	—
Gain on early termination of notes receivable	73	—
Other	1	—
Total revenues	1,221	95
Expenses:
Depreciation of operating lease assets	688	84
Asset management fees to Managing Member	54	4
Acquisition expense	190	202
Cost reimbursements to Managing Member and affiliates	178	66
(Reversal of provision) provision for credit losses	(5)	4
Amortization of initial direct costs	12	2
Interest expense	42	—
Professional fees	42	15
Taxes on income and franchise fees	9	6
Bank charges	27	3
Railcar maintenance	199	—
Other	33	4
Total operating expenses	1,469	390
Net loss	$(248)	$(295)
Net income (loss):
Managing Member	$81	$16
Other Members	(329)	(311)
	$(248)	$(295)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.36)
Weighted average number of Units outstanding	4,462,531	872,791

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2011
(in thousands except per unit data)
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2009	447,499	$2,982	$—	$2,982
Capital contributions	3,612,519	36,125	—	36,125
Rescissions of Units	(8,475)	(85)	—	(85)
Less selling commissions to affiliates	—	(3,239)	—	(3,239)
Syndication costs	—	(1,532)	—	(1,532)
Distributions to Other Members ($0.89 per Unit)	—	(1,981)	—	(1,981)
Distributions to Managing Member	—	—	(161)	(161)
Net (loss) income	—	(1,497)	161	(1,336)
Balance December 31, 2010	4,051,543	30,773	—	30,773
Capital contributions	859,823	8,598	—	8,598
Less selling commissions to affiliates	—	(774)	—	(774)
Syndication costs	—	(384)	—	(384)
Distributions to Other Members ($0.22 per Unit)	—	(1,004)	—	(1,004)
Distributions to Managing Member	—	—	(81)	(81)
Net (loss) income	—	(329)	81	(248)
Balance March 31, 2011	4,911,366	$36,880	$—	$36,880

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(248)	$(295)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on early termination of notes receivable	(73)	—
Depreciation of operating lease assets	688	84
Amortization of initial direct costs	12	2
(Reversal of provision) provision for credit losses	(5)	4
Changes in operating assets and liabilities:
Accounts receivable	68	(37)
Prepaid expenses and other assets	3	(3)
Accounts payable, Managing Member	(2)	(1,098)
Accounts payable, other	(643)	20
Accrued liabilities, affiliates	112	(2)
Unearned operating lease income	(110)	10
Net cash used in operating activities	(198)	(1,315)
Investing activities:
Purchases of equipment on operating leases	(1,044)	(597)
Proceeds from early termination of notes receivable	902	—
Due to affiliates	99	—
Payments of initial direct costs	(64)	(5)
Principal payments received on direct financing leases	6	—
Principal payments received on notes receivable	198	—
Net cash provided by (used in) investing activities	97	(602)
Financing activities:
Repayments under non-recourse debt	(245)	—
Borrowings under acquisition facility	500	—
Repayments under acquisition facility	(500)	—
Selling commissions to affiliates	(774)	(866)
Syndication costs paid to Managing Member	(382)	—
Distributions to Other Members	(900)	(114)
Distributions to Managing Member	(73)	(8)
Capital contributions	8,598	9,677
Net cash provided by financing activities	6,224	8,689
Net increase in cash and cash equivalents	6,123	6,772
Cash and cash equivalents at beginning of period	15,414	2,586
Cash and cash equivalents at end of period	$21,537	$9,358
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35	$—
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$474	$104
Distributions payable to Managing Members at period-end	$38	$8

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 14, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. On May 9, 2011, the Manager was renamed ATEL Managing Member, LLC. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $49.1 million and $52.1 million have been received through March 31, 2011 and April 30, 2011, respectively, inclusive of the $500 initial member’s capital investment. As of March 31, 2011, 4,911,366 Units were issued and outstanding. As of April 30, 2011, the Fund continues to actively raise capital.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2011, the original terms of the notes receivable are 36 months and bear interest rates ranging from 11.26% to 18.00%. The notes are secured by the equipment financed. The notes mature from 2013 through 2014. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2011	$642
Year ending December 31, 2012	857
2013	541
2014	23
2,063
Less: portion representing unearned interest income	(308)
1,755
Unamortized initial direct costs	23
Notes receivable, net	$1,778

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
IDC amortization – notes receivable	$5	$—
IDC amortization – lease assets	7	2
Total	$12	$2

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance December 31, 2009	$—
Provision	17
Balance December 31, 2010	17
Reversal of provision	(5)
Balance March 31, 2011	$12

At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts represents reserves against financing receivables as well as operating lease receivables.

As of March 31, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

March 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,778[1]	$67	$1,845
Ending balance: individually evaluated for impairment	$1,778	$67	$1,845
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

1 Includes $23 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,796[2]	$73	$2,869
Ending balance: individually evaluated for impairment	$2,796	$73	$2,869
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

2 Includes $15 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

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

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$1,755	$2,781	$67	$73
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,755	$2,781	$67	$73

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

At March 31, 2011, the net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,755	$1,755	$—
Finance leases	—	—	—	—	67	67	—
Total	$—	$—	$—	$—	$1,822	$1,822	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,781	$2,781	$—
Finance leases	—	—	—	—	73	73	—
Total	$—	$—	$—	$—	$2,854	$2,854	$—

There were no impaired financing receivables at both March 31, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of March 31, 2011 and December 31, 2010.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$17,819	$1,044	$(688)	$18,175
Net investment in direct financing leases	73	—	(6)	67
Initial direct costs, net of accumulated amortization of $17 at March 31, 2011 and $10 at December 31, 2010	56	50	(7)	99
Total	$17,948	$1,094	$(701)	$18,341

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2011 and December 31, 2010 totaling $94 thousand and $742 thousand, respectively, related to asset purchase obligations. IDC amortization expense related to operating leases and direct finance leases totaled $7 thousand and $2 thousand for the three months ended March 31, 2011 and 2010, respectively.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the three months ended March 31, 2011 and 2010.

All of the Company’s leased property was acquired starting from December 2009 through March 31, 2011. The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $688 thousand and $84 thousand for the three months ended March 31, 2011 and 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Transportation	$4,867	$205	$—	$5,072
Mining	4,830	—	—	4,830
Transportation, rail	3,546	—	—	3,546
Materials handling	2,097	426	—	2,523
Construction	1,886	206	—	2,092
Research	1,184	207	—	1,391
Other	310	—	—	310
	18,720	1,044	—	19,764
Less accumulated depreciation	(901)	(688)	—	(1,589)
Total	$17,819	$356	$—	$18,175

The average estimated residual value for assets on operating leases was 38% and 35% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

There were no operating leases in non-accrual status at both March 31, 2011 and December 31, 2010. At December 31, 2010, the Company has certain operating leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Direct financing leases:

As of March 31, 2011 and December 31, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks and forklifts. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$64	$70
Estimated residual values of leased equipment (unguaranteed)	9	9
Investment in direct financing leases	73	79
Less unearned income	(6)	(6)
Net investment in direct financing leases	$67	$73

As of March 31, 2011 and December 31, 2010, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$3,237	$21	$3,258
Year ending December 31, 2012	4,307	27	4,334
2013	4,024	16	4,040
2014	2,362	—	2,362
2015	776	—	776
Thereafter	1,048	—	1,048
	$15,754	$64	$15,818

6. Related party transactions:

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$774	$866
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	384	370
Administrative costs reimbursed to Managing Member and/or affiliates	178	66
Asset management fees to Managing Member	54	4
Acquisition and initial direct costs paid to Managing Member	254	205
	$1,644	$1,511

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.2 million during each of the three month periods ended March 31, 2011 and 2010.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At March 31, 2011, there were no syndication costs in excess of the limitation. As of December 31, 2010, the Company had recorded $52 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At March 31, 2011, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.9 million over the remaining lease terms; and the carrying value of the pledged assets is $4.7 million. The note matures in 2014.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt: - (continued)

the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2011	$732	$109	$841
Year ending December 31, 2012	1,013	108	1,121
2013	1,059	62	1,121
2014	825	14	839
	$3,629	$293	$3,922

9. Borrowing facilities:

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

As of March 31, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	March 31, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(500)	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(4,845)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,500	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was not to exceed 1.50 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $36.9 million and 0.11 to 1, respectively, as

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At March 31, 2011, outstanding borrowings under the acquisition facility totaled $500 thousand, with an effective interest rate of 3.25%. The weighted-average interest rate on borrowings was 3.25% for the three months ended March 31, 2011. The Company had no borrowing activity during the first three months of 2010.

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $5.2 million and $2.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

11. Guarantees:

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

12. Members’ capital:

A total of 4,911,366 Units and 4,051,543 Units were issued and outstanding as of March 31, 2011 and December 31, 2010 and, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ capital: - (continued)

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three months ended March 31, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions	$1,004	$196
Weighted average number of Units outstanding	4,462,531	872,791
Weighted average distributions per Unit	$0.22	$0.22

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

13. Fair value measurements:

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

At March 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,537	$21,537	$15,414	$15,414
Notes receivable	1,778	1,778	2,796	2,796
Financial liabilities:
Non-recourse debt	3,629	3,620	3,874	3,882
Borrowings	500	500	500	500

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

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of March 31, 2011, has received cumulative contributions in the amount of $49.1 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net losses of $248 thousand and $295 thousand for the three months ended March 31, 2011 and 2010, respectively. The results for the first quarter of 2011 reflect an increase in total operating revenues offset, in part, by an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2011 increased by $1.1 million compared to the prior year quarter. The increase was primarily a result of increased revenues from the Company’s operating and direct financing leases and its investments in notes receivable consistent with the increase in lease assets and loans originated and funded since March 31, 2010, and gains recognized on the early termination of notes receivable.

From December 2, 2009 through March 31, 2011, the Company had purchased an approximate $19.8 million and $81 thousand of equipment for both long-term operating leases and direct financing leases, respectively. Such equipment under operating leases generated revenues totaling $1.1 million for the three months ended March 31, 2011 as compared to $95 thousand for the prior year period. Revenues earned from direct financing leases were nominal during the first quarter of 2011 and were nonexistent during the prior year period. In addition to the lease asset purchases, the Company had financed loans totaling $3.1 million through March 31, 2011 from which it earned an approximate $88 thousand of interest income during the first quarter of 2011. Moreover, the Company recognized a $73 thousand gain from the early termination of two notes receivable during the first quarter of 2011.

Expenses

Consistent with the growth of revenues resulting from the origination and funding of lease assets and notes receivable was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses totaled $878 thousand and $286 thousand for the first quarter of 2011 and 2010, respectively, or approximately 60% and 73% of total expenses for the same respective periods. The remainder of the Company’s expenses for the first quarter of 2011, which totaled $591 thousand, was largely related to railcar maintenance costs, asset management fees, administrative and other costs reimbursed to the Managing Member, bank charges and professional fees. By comparison, the remainder of the Company’s expenses for the first quarter of 2010 was mainly related to administrative costs reimbursable to the Managing Member, professional fees, franchise fees and state taxes and other operational expenses.

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

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $21.5 million and $15.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by:
Operating activities	$(198)	$(1,315)
Investing activities	97	(602)
Financing activities	6,224	8,689
Net increase in cash and cash equivalents	$6,123	$6,772

During the three months ended March 31, 2011 and 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2011, capital contributions, net of rescissions, totaling $49.1 million have been received, of which $8.6 million was received during the first quarter of 2011. Moreover, although the first quarter of 2011 net cash flows from operating activities were negative, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for long-term operating leases. Total equipment purchased totaled $1.0 million and $597 thousand for the three months ended March 31, 2011 and 2010, respectively. In addition, cash was used to pay commissions and syndication costs associated with the offering. Combined, commissions and syndication costs totaled $1.2 million for the first quarter of 2011 and $866 thousand for the first quarter of 2010. Cash was also used to pay distributions to Other Members and the Managing Member, totaling a combined $973 thousand and $122 thousand for the first quarter of 2011 and 2010, respectively, and to pay invoices related to acquisition expenses and management fees.

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

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At March 31, 2011, outstanding borrowings under the Acquisition Facility totaled $500 thousand.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth and to comply with a leverage ratio, and with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2011, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.50 to 1
Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million and the permitted maximum leverage ratio was 1.50 to 1. The Company was in compliance with both financial covenants with a minimum Tangible Net Worth and leverage ratio, as calculated per the Credit Facility agreement, of $36.9 million and 0.11 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all such material financial covenants.

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

Non-Recourse Long-Term Debt

As of March 31, 2011, the Company had non-recourse long-term debt totaling $3.6 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2011.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of February 28, 2011, and paid through March 31, 2011. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2011 (in thousands except for Units and Per Unit Data):

Distribution Period(1)

	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)*	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Feb 2011	Feb 2011 - Mar 2011	530		—		530		0.12	4,307,153
		$2,533		$—		$2,533		$1.02
Source of distributions
Lease and loan payments received		$686	27.08%	$—	0.00%	$686	27.08%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		1,847	72.92%	—	0.00%	1,847	72.92%
		$2,533	100.00%	$—	0.00%	$2,533	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distribution per Unit represents the total distributions paid from inception through March 2011 divided by the weighted average units for the year ended December 31, 2010, and for the period from January 1 – February 28, 2011, respectively. The Fund paid distributions at an annualized rate of 9% for the year ended December 31, 2010 and the three months ended March 31, 2011.
(3)	Balance shown represents weighted average units for the year ended December 31, 2010, and the period from January 1 – February 28, 2011, respectively.
*	Distribution of escrow interest was nominal, totaling $61.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $5.2 million and $2.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2011 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	4,911,316	$49,113
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$737	$3,683	$4,420
Other syndication costs	—	2,867	2,867
Total expenses	$737	$6,550	$7,287
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 41,826
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$117	$19,845	$19,962
Investments in notes receivable	34	3,101	3,135
Distributions paid and accrued	244	3,007	3,251
Other expenses	2,920	—	2,920
	$3,315	$25,953	$29,268
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 12,558

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

ATEL 14, LLC
(Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)