Form 10-Q
period 2011-06-30
ATEL 14, LLC
filed 2011-08-12
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 000-54356

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 6,629,525.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$22,807	$15,414
Due from affiliate	—	99
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2011 and $17 at December 31, 2010	289	188
Notes receivable, net of unearned interest income of $367 as of June 30, 2011 and $623 as of December 31, 2010	2,174	2,796
Investment in securities	34	—
Investments in equipment and leases, net of accumulated depreciation of $2,530 at June 30, 2011 and $901 at December 31, 2010	26,027	17,948
Prepaid expenses and other assets	77	94
Total assets	$51,408	$36,539
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$54	$31
Affiliates	298	—
Accrued distributions to Other Members	588	370
Other	762	868
Non-recourse debt	3,388	3,874
Acquisition facility obligation	—	500
Unearned operating lease income	58	123
Total liabilities	5,148	5,766
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	46,260	30,773
Total Members’ capital	46,260	30,773
Total liabilities and Members’ capital	$51,408	$36,539

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands, except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Operating lease income	$1,336	$116	$2,394	$211
Direct financing leases	1	—	2	—
Notes receivable interest income	64	14	152	14
Gain on sales of lease assets and early termination of notes receivable	3	—	76	—
Gain on sales or dispositions of securities	34	—	34	—
Other	3	9	4	9
Total revenues	1,441	139	2,662	234
Expenses:
Depreciation of operating lease assets	947	100	1,635	184
Asset management fees to Managing Member	62	7	116	11
Acquisition expense	362	282	552	484
Cost reimbursements to Managing Member and affiliates	167	125	345	191
(Reversal of provision) provision for credit losses	(9)	(2)	(14)	2
Amortization of initial direct costs	16	2	28	4
Interest expense	39	—	81	—
Professional fees	27	15	69	30
Outside services	10	17	10	19
Taxes on income and franchise fees	9	4	18	10
Bank charges	40	—	67	—
Railcar maintenance	104	—	303	—
Other	31	20	64	25
Total operating expenses	1,805	570	3,274	960
Net loss	$(364)	$(431)	$(612)	$(726)
Net income (loss):
Managing Member	$101	$34	$182	$50
Other Members	(465)	(465)	(794)	(776)
	$(364)	$(431)	$(612)	$(726)
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.25)	$(0.16)	$(0.57)
Weighted average number of Units outstanding	5,495,471	1,857,699	4,981,855	1,367,951

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands, except per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Members
Balance December 31, 2009	447,499	$2,982	$—	$2,982
Capital contributions	3,612,519	36,125	—	36,125
Rescissions of Units	(8,475)	(85)	—	(85)
Less selling commissions to affiliates	—	(3,239)	—	(3,239)
Syndication costs	—	(1,532)	—	(1,532)
Distributions to Other Members ($0.89 per Unit)	—	(1,981)	—	(1,981)
Distributions to Managing Member	—	—	(161)	(161)
Net (loss) income	—	(1,497)	161	(1,336)
Balance December 31, 2010	4,051,543	30,773	—	30,773
Capital contributions	2,131,021	21,310	—	21,310
Less selling commissions to affiliates	—	(1,918)	—	(1,918)
Syndication costs	—	(870)	—	(870)
Distributions to Other Members ($0.45 per Unit)	—	(2,241)	—	(2,241)
Distributions to Managing Member	—	—	(182)	(182)
Net (loss) income	—	(794)	182	(612)
Balance June 30, 2011	6,182,564	$46,260	$—	$46,260

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net loss	$(364)	$(431)	$(612)	$(726)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Gain on sales of lease assets and early termination of notes	(3)	—	(76)	—
Depreciation of operating lease assets	947	100	1,635	184
Amortization of initial direct costs	16	2	28	4
(Reversal of provision) provision for credit losses	(9)	(2)	(14)	2
Gain on sales or dispositions of securities	(34)	—	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	(155)	17	(87)	(20)
Prepaid and other assets	14	(1)	17	(4)
Accounts payable, Managing Member	7	(176)	5	(1,274)
Accounts payable, other	(1)	(131)	(738)	(111)
Accrued liabilities, affiliates	174	388	286	386
Unearned operating lease income	45	21	(65)	31
Net cash provided by (used in) operating activities	637	(213)	345	(1,528)
Investing activities:
Purchases of equipment on operating leases	(8,059)	(192)	(9,009)	(789)
Purchases of equipment on direct financing leases	(10)	(20)	(10)	(20)
Proceeds from sales of lease assets and early termination of notes receivable	51	—	953	—
Receipts from affiliates	—	—	99	—
Payments of initial direct costs	(93)	(9)	(157)	(14)
Principal payments received on direct financing leases	6	—	12	—
Note receivable advances	(574)	(1,130)	(574)	(1,130)
Principal payments received on notes receivable	175	55	373	55
Net cash used in investing activities	(8,504)	(1,296)	(8,313)	(1,898)
Financing activities:
Repayments under non-recourse debt	(241)	—	(486)	—
Borrowings under acquisition facility	—	500	500	500
Repayments under acquisition facility	(500)	—	(1,000)	—
Selling commissions to affiliates	(1,144)	(704)	(1,918)	(1,570)
Syndication costs paid to Managing Member	(476)	(579)	(858)	(579)
Distributions to Other Members	(1,123)	(313)	(2,023)	(427)
Distributions to Managing Member	(91)	(26)	(164)	(34)
Capital contributions	12,712	7,837	21,310	17,514
Rescissions of Units	—	(15)	—	(15)
Net cash provided by financing activities	9,137	6,700	15,361	15,389
Net increase in cash and cash equivalents	1,270	5,191	7,393	11,963
Cash and cash equivalents at beginning of period	21,537	9,358	15,414	2,586
Cash and cash equivalents at end of period	$22,807	$14,549	$22,807	$14,549
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$41	$—	$76	$—
Cash paid during the period for taxes	$17	$4	$17	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$588	$206	$588	$206
Distributions payable to Managing Members at period-end	$47	$17	$47	$17
Syndication costs incurred, due to affiliated company	$65	$167	$65	$167
Purchases of equipment on operating leases	$633	$—	$633	$—
Securities acquired through net exercise of warrants	$34	$—	$34	$—

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. Prior to May 9, 2011, the Manager was named ATEL Associates 14, LLC. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 7, 2009. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. Contributions, net of rescissions, totaling $61.8 million and $66.3 million have been received through June 30, 2011 and July 31, 2011, respectively, inclusive of the $500 initial member’s capital investment. As of June 30, 2011, 6,182,564 Units were issued and outstanding. As of July 31, 2011, the Fund continues to actively raise capital.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company acquired equity securities relative to the net exercise of warrants associated with shares of a venture company. The Company had no purchased securities prior to June 30, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. As previously discussed, during the second quarter of 2011, the Company acquired equity securities relative to the net exercise of warrants associated with shares of a venture company. Such net exercise of warrants resulted in a $34 thousand gain recognized during the three and six months ended June 30, 2011. By comparison, there was no warrant activity to generate a gain or loss during the three and six months ended June 30, 2010.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2011, the original terms of the notes receivable are 36 months to 42 months and bear interest rates ranging from 11.26% to 18.00%. The notes are secured by the equipment financed. The notes mature from 2013 through 2014. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2011	$539
Year ending December 31, 2012	1,061
2013	745
2014	175
2,520
Less: portion representing unearned interest income	(367)
2,153
Unamortized initial direct costs	21
Notes receivable, net	$2,174

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$4	$1	$9	$1
IDC amortization – lease assets	12	1	19	3
Total	$16	$2	$28	$4

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	17	—	—	17
Balance December 31, 2010	—	—	17	—	—	17
Reversal of provision for credit losses	—	—	(14)	—	—	(14)
Balance June 30, 2011	$—	$—	$3	$—	$—	$3

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

As of June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

June 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,174[1]	$71	$2,245
Ending balance: individually evaluated for impairment	$2,174	$71	$2,245
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $21 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,796[2]	$73	$2,869
Ending balance: individually evaluated for impairment	$2,796	$73	$2,869
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $15 of unamortized initial direct costs.

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$2,153	$2,781	$71	$73
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,153	$2,781	$71	$73

At June 30, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,153	$2,153	$—
Finance leases	—	—	—	—	71	71	—
Total	$—	$—	$—	$—	$2,224	$2,224	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,781	$2,781	$—
Finance leases	—	—	—	—	73	73	—
Total	$—	$—	$—	$—	$2,854	$2,854	$—

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

There were no impaired financing receivables at both June 30, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of June 30, 2011 and December 31, 2010.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$17,819	$9,593	$(1,635)	$25,777
Net investment in direct financing leases	73	10	(12)	71
Initial direct costs, net of accumulated amortization of $29 at June 30, 2011 and $10 at December 31, 2010	56	142	(19)	179
Total	$17,948	$9,745	$(1,666)	$26,027

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2011 and December 31, 2010 totaling $633 thousand and $742 thousand, respectively, related to asset purchase obligations.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the three and six months ended June 30, 2011 and 2010.

All of the Company’s leased property was acquired starting from December 2009 through June 30, 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $947 thousand and $100 thousand for the respective three months ended June 30, 2011 and 2010, and $1.6 million and $184 thousand for the respective six months ended June 30, 2011 and 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Transportation	$4,867	$2,953	$—	$7,820
Materials handling	2,097	5,097	—	7,194
Mining	4,830	—	—	4,830
Transportation, rail	3,546	—	(55)	3,491
Research	1,184	1,207	—	2,391
Construction	1,886	385	—	2,271
Other	310	—	—	310
	18,720	9,642	(55)	28,307
Less accumulated depreciation	(901)	(1,635)	6	(2,530)
Total	$17,819	$8,007	$(49)	$25,777

The average estimated residual value for assets on operating leases was 35% of the assets’ original cost at both June 30, 2011 and December 31, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

There were no operating leases in non-accrual status at both June 30, 2011 and December 31, 2010. At December 31, 2010, the Company has certain operating leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Direct financing leases:

As of June 30, 2011 and December 31, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks and forklifts. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$68	$70
Estimated residual values of leased equipment (unguaranteed)	10	9
Investment in direct financing leases	78	79
Less unearned income	(7)	(6)
Net investment in direct financing leases	$71	$73

As of June 30, 2011 and December 31, 2010, there were no investments in direct financing leases in non-accrual status.

At June 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$2,946	$15	$2,961
Year ending December 31, 2012	5,883	30	5,913
2013	5,600	19	5,619
2014	3,712	3	3,715
2015	1,388	1	1,389
2016	931	—	931
Thereafter	970	—	970
	$21,430	$68	$21,498

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,144	$704	$1,918	$1,570
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	486	376	870	746
Administrative costs reimbursed to Managing Member and/or affiliates	167	125	345	191
Asset management fees to Managing Member	62	7	116	11
Acquisition and initial direct costs paid to Managing Member	403	282	657	496
	$2,262	$1,494	$3,906	$3,014

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.6 million and $1.1 million for the respective three months ended June 30, 2011 and 2010, and $2.8 million and $2.3 million for the respective six months ended June 30, 2011 and 2010.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At June 30, 2011, there were no syndication costs in excess of the limitation. As of December 31, 2010, the Company had recorded $52 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2011, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.6 million over the remaining lease terms; and the carrying value of the pledged assets is $4.5 million. The note matures in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2011	$491	$70	$561
Year ending December 31, 2012	1,013	108	1,121
2013	1,059	62	1,121
2014	825	14	839
	$3,388	$254	$3,642

9. Borrowing facilities:

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. During the second quarter of 2011, the Company again qualified for unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

As of June 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	June 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(4,845)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $46.3 million, 0.07 to 1, and 18.56 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At June 30, 2011, the Company has no outstanding borrowings under the acquisition facility, as all outstanding borrowings under the Credit Facility have been repaid during the second quarter of 2011. At December 31, 2010, outstanding borrowings under the acquisition facility totaled $500 thousand, with an effective interest rate of 3.25%. The weighted average interest rate on borrowings was 3.29% and 3.25% for the respective three months ended June 30, 2011 and 2010; and was 3.27% and 3.25% for the respective six months ended June 30, 2011 and 2010.

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

As of June 30, 2011, the investment program participants were the Company, ATEL Capital Equipment Fund XI, LLC and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2011.

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2011, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $3.7 million and $2.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 6,182,564 Units and 4,051,543 Units were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions declared	$1,237	$416	$2,241	$612
Weighted average number of Units outstanding	5,495,471	1,857,669	4,981,855	1,367,951
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

At June 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,807	$22,807	$15,414	$15,414
Notes receivable	2,174	2,174	2,796	2,796
Investment in securities	34	34	—	—

Financial liabilities:
Non-recourse debt	3,388	3,413	3,874	3,882
Borrowings	—	—	500	500

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

On December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of June 30, 2011, has received cumulative contributions in the amount of $61.8 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net losses of $364 thousand and $431 thousand for the three months ended June 30, 2011 and 2010, respectively. Results for the second quarter of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2011 increased by $1.3 million compared to the prior year period. The increase was primarily due to higher operating lease revenues and increases in interest income on notes receivables and in gain on sales or dispositions of securities.

Operating lease revenues increased by $1.2 million primarily due to the increment of approximately $8.1 million of equipment purchases for operating leases during the second quarter of 2011 and $17.2 million of net equipment purchases made during the nine months following the second quarter of 2010. Interest income on notes receivable increased by $50 thousand due to revenues derived from $574 thousand of loans funded during the second quarter of 2011 and $2.0 million of loans funded during the nine months subsequent to June 30, 2010. Gain on sales or dispositions of securities increased by $34 thousand due to a gain recognized on the 2011 net exercise of warrants associated with shares of a venture company.

Expenses

Total expenses for the second quarter of 2011 increased by $1.2 million compared to the prior year period. The increase was largely due to higher depreciation expense, railcar maintenance costs, acquisition expense, asset management fees to the Manager, costs reimbursed to the Manager and affiliates, bank charges and interest expense.

Depreciation expense increased by $847 thousand largely due to the increment of approximately $8.1 million of equipment purchases for operating leases during the second quarter of 2011 and $17.2 million of net equipment purchases made during the nine months following the second quarter of 2010. The addition of railcars to the lease asset portfolio during August 2010 opened the Fund to expense charges for railcar maintenance. With no railcars in inventory during the first half of 2010, the expenditures of $104 thousand during the current year quarter are 100% incremental. Acquisition expense increased by $80 thousand as a result of approximately $25.4 million of both operating and direct financing leases, and $2.5 million of loans originated and funded since June 30, 2010.

Moreover, asset management fees paid to the Manager increased by $55 thousand mainly due to the increase in managed assets and related rents. Cost reimbursements to the Manager and the Fund’s affiliates was higher by $42 thousand as costs allocated by the Manager increased consistent with the Fund’s expanded operations. Bank charges increased by $40 thousand, reflecting commitment fees associated with the Fund’s line of credit; and, interest expense increased by $39 thousand mainly due to non-recourse debt originated during the fourth quarter of 2010 to fund the acquisition of certain operating lease assets.

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

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net losses of $612 thousand and $726 thousand for the first half of 2011 and 2010, respectively. Results for the first half of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2011 increased by $2.4 million compared to the prior year period. The increase was primarily due to higher operating lease revenues and increases in interest income on notes receivables and in gains recognized on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $2.2 million primarily due to income derived from approximately $25.3 million of operating lease assets acquired since June 30, 2010. Interest income on notes receivable increased by $138 thousand due to revenues derived from $2.5 million of loans since June 30, 2010; and, gains recognized on sales of lease assets and early termination of notes increased by $76 thousand primarily as a result of two notes receivable that early terminated during the first quarter of 2011.

Expenses

Total expenses for the first half of 2011 increased by $2.3 million compared to the prior year period. The increase was largely due to higher depreciation expense, railcar maintenance costs, costs reimbursed to the Manager and affiliates, asset management fees to the Manager, interest expense, acquisition expense and bank charges.

Depreciation expense increased by $1.5 million primarily due to the increment of approximately $25.3 million of net equipment purchases for operating leases made since June 30, 2010. The addition of railcars to the lease asset portfolio during August 2010 opened the Fund to expense charges for railcar maintenance. With no railcars in inventory during the first half of 2010, the expenditures of $303 thousand during the first half of 2011 are 100% incremental. Cost reimbursements to the Manager and the Fund’s affiliates was higher by $154 thousand due to increased costs allocated by the Manager consistent with the Fund’s expanded operations.

In addition, asset management fees paid to the Manager increased by $105 thousand mainly due to the increase in managed assets and related rents. Interest expense increased by $81 thousand mainly due to non-recourse debt originated during the fourth quarter of 2010 to fund the acquisition of certain operating lease assets. Acquisition expense increased by $68 thousand as a result of approximately $25.4 million of both operating and direct financing leases, and $2.5 million of loans originated and funded since June 30, 2010; and, bank charges increased by $67 thousand as a result of commitment fees associated with the Fund’s credit facility.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $22.8 million and $15.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$637	$(213)	$345	$(1,528)
Investing activities	(8,504)	(1,296)	(8,313)	(1,898)
Financing activities	9,137	6,700	15,361	15,389
Net increase in cash and cash equivalents	$1,270	$5,191	$7,393	$11,963

The three months ended June 30, 2011 versus the three months ended June 30, 2010

During the three months ended June 30, 2011 and 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2011, capital contributions, net of rescissions, totaling $61.8 million have been received, of which $12.7 million was received during the second quarter of 2011. Moreover, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for long-term operating leases and fund investments in notes receivable. Total equipment purchased amounted to $8.1 million and $192 thousand for the three months ended June 30, 2011 and 2010, respectively; and, total loans funded amounted to $574 thousand and $1.1 million for the same respective periods. In addition, cash was used to pay commissions and syndication costs associated with the offering. Combined, commissions and syndication costs totaled $1.6 million for the second quarter of 2011 and $1.3 million for the prior year period. Cash was also used to pay distributions to Other Members and the Managing Member, totaling a combined $1.2 million and $339 thousand for the second quarter of 2011 and 2010, respectively, and to repay outstanding debt and pay invoices related to acquisition expenses and management fees.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

As in the first three months of 2011 and 2010, the Company’s primary source of liquidity during the first half of 2011 and 2010 was subscription proceeds from the public offering of Units. Of the $61.8 million in capital contributions, net of rescissions, received though June 30, 2011, an approximate $21.3 million was received during the first half of 2011. In addition, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for long-term operating leases and fund investments in notes receivable. Total equipment purchased amounted to $9.0 million and $789 thousand for the six months ended June 30, 2011 and 2010, respectively. Total loans funded amounted to $574 thousand for the first half of 2011 and $1.1 million for the prior year period.

In addition, cash was used to pay commissions and syndication costs associated with the offering and pay distributions to both Other Members and the Managing Member. Combined, commissions and syndication costs totaled $2.8 million and $2.1 million for the respective six months ended June 30, 2011 and 2010; while distributions totaled a combined $2.2 million and $461 thousand for the first half of 2011 and 2010, respectively. Net cash totaling $986 thousand was used to repay outstanding debt. Such net amount includes $500 thousand of proceeds received from borrowings under the Fund’s credit facility. By comparison, the Fund only had proceeds from borrowings, totaling $500 thousand, during the prior year period. During the first half of 2011 and 2010, cash was also used to pay invoices related to acquisition expenses and management fees.

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

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At June 30, 2011, the Company has no outstanding borrowings under the acquisition facility. During the second quarter of 2011, the Company again qualified for unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

As of June 30, 2011, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.50 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $46.3 million, 0.07 to 1, and 18.56 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA for the six months ended June 30, 2011 (in thousands):

Net loss – GAAP basis	$(612)
Interest expense	81
Depreciation and amortization	1,635
Amortization of initial direct costs	28
Reversal of provision for doubtful accounts	(14)
Principal payments received on direct financing leases	12
Principal payments received on notes receivable	373
EBITDA (for Credit Facility financial covenant calculation only)	$1,503
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

Non-Recourse Long-Term Debt

As of June 30, 2011, the Company had non-recourse long-term debt totaling $3.4 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2011.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of May 31, 2011, and paid through June 30, 2011. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unit holders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2011 (in thousands except for Units and Per Unit Data):

Distribution Period1

	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit[2]	Weighted Average Units Outstanding[3]
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)*	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – May 2011	Feb 2011 – Jun 2011	1,653		—		1,653		0.35	4,778,344
		$3,656		$—		$3,656		$1.25
Source of distributions
Lease and loan payments received		$1,656	45.30%	$—	0.00%	$1,656	45.30%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans[4]		2,000	54.70%	—	0.00%	2,000	54.70%
		$3,656	100.00%	$—	0.00%	$3,656	100.00%

[1]	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
[2]	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
[3]	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – May 31, 2011, respectively.
[4]	By June 30, 2011, all such amounts borrowed were fully repaid out of cash flows from leasing and loan activities.
*	Distribution of escrow interest was nominal, totaling $61.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $3.7 million and $2.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2011 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	6,182,514	$61,825
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$927	$4,637	$5,564
Other syndication costs	—	3,354	3,354
Total expenses	$927	$7,991	$8,918
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 52,907
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$208	$27,820	$28,028
Investment in notes receivable	36	3,675	3,711
Distributions paid and accrued	344	4,244	4,588
Other expenses	3,804	—	3,804
	$4,392	$35,739	$40,131
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 12,776

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011

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