Form 10-Q
period 2011-09-30
ATEL 14, LLC
filed 2011-11-14
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Liability Company Units outstanding as of October 31, 2011 was 8,402,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$21,033	$15,414
Due from affiliate	—	99
Accounts receivable, net allowance for doubtful accounts of $55 at September 30, 2011 and $17 at December 31, 2010	216	188
Notes receivable, net of unearned interest income of $310 at September 30, 2011 and $623 at December 31, 2010	2,021	2,796
Investments in equipment and leases, net of accumulated depreciation of $3,815 at September 30, 2011 and $901 at December 31, 2010	40,365	17,948
Prepaid expenses and other assets	110	94
Total assets	$63,745	$36,539
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$59	$31
Affiliates	369	—
Accrued distributions to Other Members	711	370
Other	982	868
Deposits due lessees	4	—
Non-recourse debt	3,144	3,874
Acquisition facility obligation	—	500
Unearned operating lease income	201	123
Total liabilities	5,470	5,766
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	58,275	30,773
Total Members’ capital	58,275	30,773
Total liabilities and Members’ capital	$63,745	$36,539

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing and lending activities:
Operating lease income	$1,796	$399	$4,190	$610
Direct financing leases	2	1	4	1
Notes receivable interest income	69	47	221	61
Gain on sales of lease assets and early termination of notes receivable	—	—	76	—
(Loss) gain on sales or dispositions of securities	(2)	—	32	—
Other	—	6	4	15
Total revenues	1,865	453	4,527	687
Expenses:
Depreciation of operating lease assets	1,285	256	2,920	440
Asset management fees to Managing Member	84	21	200	32
Acquisition expense	285	274	837	758
Cost reimbursements to Managing Member and affiliates	228	150	573	341
Provision (reversal of provision) for credit losses	52	(1)	38	1
Amortization of initial direct costs	24	4	52	8
Interest expense	38	2	119	2
Professional fees	28	9	97	39
Outside services	9	4	19	23
Taxes on income and franchise fees	8	1	26	11
Bank fees	51	23	118	41
Railcar maintenance	111	18	414	18
Other	49	38	113	45
Total operating expenses	2,252	799	5,526	1,759
Net loss	$(387)	$(346)	$(999)	$(1,072)
Net income (loss):
Managing Member	$125	$47	$307	$97
Other Members	(512)	(393)	(1,306)	(1,169)
	$(387)	$(346)	$(999)	$(1,072)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.15)	$(0.23)	$(0.65)
Weighted average number of Units outstanding	6,885,394	2,619,472	5,623,341	1,789,709

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(In Thousands Except Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	447,499	$2,982	$—	$2,982
Capital contributions	3,612,519	36,125	—	36,125
Rescissions of Units	(8,475)	(85)	—	(85)
Less selling commissions to affiliates	—	(3,239)	—	(3,239)
Syndication costs	—	(1,532)	—	(1,532)
Distributions to Other Members ($0.89 per Unit)	—	(1,981)	—	(1,981)
Distributions to Managing Member	—	—	(161)	(161)
Net (loss) income	—	(1,497)	161	(1,336)
Balance December 31, 2010	4,051,543	30,773	—	30,773
Capital contributions	3,733,969	37,340	—	37,340
Less selling commissions to affiliates	—	(3,361)	—	(3,361)
Syndication costs	—	(1,380)	—	(1,380)
Distributions to Other Members ($0.67 per Unit)	—	(3,791)	—	(3,791)
Distributions to Managing Member	—	—	(307)	(307)
Net (loss) income	—	(1,306)	307	(999)
Balance September 30, 2011	7,785,512	$58,275	$—	$58,275

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net loss	$(387)	$(346)	$(999)	$(1,072)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Gain on sales of lease assets and early termination of notes receivable	—	—	(76)	—
Depreciation of operating lease assets	1,285	256	2,920	440
Amortization of initial direct costs	24	4	52	8
Provision (reversal of provision) for credit losses	52	(1)	38	1
Loss (gain) on sales or dispositions of securities	2	—	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	21	(74)	(66)	(94)
Prepaid expenses and other assets	(33)	(95)	(16)	(99)
Accounts payable, Managing Member	(4)	180	1	13
Accounts payable, other	45	(7)	(693)	(118)
Accrued liabilities, affiliates	1	(248)	287	(969)
Deposits due lessees	4	—	4	—
Unearned operating lease income	143	(10)	78	21
Net cash provided by (used in) operating activities	1,153	(341)	1,498	(1,869)
Investing activities:
Purchases of equipment on operating leases	(15,216)	(5,503)	(24,225)	(6,292)
Purchases of equipment on direct financing leases	(65)	(61)	(75)	(81)
Proceeds from sales of lease assets and early termination of notes receivable	—	—	953	—
Receipts from affiliates	—	—	99	—
Payments of initial direct costs	(197)	(20)	(354)	(34)
Principal payments received on direct financing leases	9	3	21	3
Note receivable advances	(55)	(747)	(629)	(1,877)
Proceeds from sale of securities	32	—	32	—
Principal payments received on notes receivable	205	116	578	171
Net cash used in investing activities	(15,287)	(6,212)	(23,600)	(8,110)
Financing activities:
Repayments under non-recourse debt	(244)	—	(730)	—
Borrowings under acquisition facility	—	—	500	500
Repayments under acquisition facility	—	(500)	(1,000)	(500)
Selling commissions to affiliates	(1,443)	(695)	(3,361)	(2,265)
Syndication costs paid to Managing Member	(440)	(543)	(1,298)	(1,122)
Distributions to Other Members	(1,427)	(520)	(3,450)	(947)
Distributions to Managing Member	(116)	(43)	(280)	(77)
Capital contributions	16,030	7,782	37,340	25,296
Rescissions of Units	—	(70)	—	(85)
Net cash provided by financing activities	12,360	5,411	27,721	20,800
Net (decrease) increase in cash and cash equivalents	(1,774)	(1,142)	5,619	10,821
Cash and cash equivalents at beginning of period	22,807	14,549	15,414	2,586
Cash and cash equivalents at end of period	$21,033	$13,407	$21,033	$13,407
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$37	$2	$113	$2
Cash paid during the period for taxes	$—	$—	$17	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$711	$275	$711	$275
Distributions payable to Managing Member at period-end	$58	$22	$58	$22
Syndication costs incurred, due to (from) affiliated company	$133	$(4)	$133	$(4)
Purchases of equipment on operating leases	$807	$—	$807	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts.

Contributions, net of rescissions, totaling $77.9 million have been received through September 30, 2011, inclusive of the $500 initial member’s capital investment. As of September 30, 2011, 7,785,512 Units were issued and outstanding. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions, approximating $84.0 million.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company acquired equity securities from the net exercise of warrants associated with shares of a venture company. All such equity securities were sold during the third quarter of 2011. The Company had no purchased securities at September 30, 2011 and December 31, 2010.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. As previously discussed, during the second quarter of 2011, the Company acquired equity securities relative to the net exercise of warrants associated with shares of a venture company. Such net exercise of warrants resulted in a $34 thousand gain recognized in the second quarter of 2011. During the third quarter of 2011, the Company disposed of the aforementioned securities and recognized a nominal loss. By comparison, there was no warrant activity to generate a gain or loss during the three and nine months ended September 30, 2010.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2011, the original terms of the notes receivable are 36 months to 42 months and bear interest rates ranging from 11.26% to 18.00%. The notes are secured by the equipment financed. The notes mature from 2013 through 2014. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2011 and December 31, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2011, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2011	$271
Year ending December 31, 2012	1,079
2013	762
2014	193
2015	8
2,313
Less: portion representing unearned interest income	(310)
2,003
Unamortized initial direct costs	18
Notes receivable, net	$2,021

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$4	$2	$13	$3
IDC amortization – lease assets	20	2	39	5
Total	$24	$4	$52	$8

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	17			17
Balance December 31, 2010	—	—	17	—	—	17
Provision for credit losses	—	—	38	—	—	38
Balance September 30, 2011	$—	$—	$55	$—	$—	$55

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

As of September 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,021[1]	$129[2]	$2,150
Ending balance: individually evaluated for impairment	$2,021	$129	$2,150
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $18 of unamortized initial direct costs.
[2]	Includes $2 of unamortized initial direct costs.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,796[3]	$73	$2,869
Ending balance: individually evaluated for impairment	$2,796	$73	$2,869
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $15 of unamortized initial direct costs.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

At September 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$2,003	$2,781	$127	$73
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,003	$2,781	$127	$73

At September 30, 2011 and December 31, 2010, the net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,003	$2,003	$—
Finance leases	54	—	17	71	56	127	17
Total	$54	$—	$17	$71	$2,059	$2,130	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,781	$2,781	$—
Finance leases	—	—	—	—	73	73	—
Total	$—	$—	$—	$—	$2,854	$2,854	$—

There were no impaired financing receivables at both September 30, 2011 and December 31, 2010. Likewise, there were no financing receivables placed in non-accrual status as of September 30, 2011 and December 31, 2010.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$17,819	$24,983	$(2,920)	$39,882
Net investment in direct financing leases	73	75	(21)	127
Initial direct costs, net of accumulated amortization of $49 at September 30, 2011 and $10 at December 31, 2010	56	338	(38)	356
Total	$17,948	$25,396	$(2,979)	$40,365

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2011 and December 31, 2010 totaling $807 thousand and $742 thousand, respectively, related to asset purchase obligations.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. No impairment losses were recorded for the three and nine months ended September 30, 2011 and 2010.

All of the Company’s leased property was acquired starting from December 2009 through September 30, 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million and $256 thousand for the respective three months ended September 30, 2011 and 2010, and $2.9 million and $440 thousand for the respective nine months ended September 30, 2011 and 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Transportation, rail	$3,546	$10,137	$(55)	$13,628
Materials handling	2,097	8,466	—	10,563
Transportation	4,867	2,953	—	7,820
Mining	4,830	—	—	4,830
Construction	1,886	2,269	—	4,155
Research	1,184	1,207	—	2,391
Other	310	—	—	310
	18,720	25,032	(55)	43,697
Less accumulated depreciation	(901)	(2,920)	6	(3,815)
Total	$17,819	$22,112	$(49)	$39,882

The average estimated residual value for assets on operating leases was 37% and 35% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

There were no operating leases in non-accrual status at both September 30, 2011 and December 31, 2010. At December 31, 2010, the Company has certain operating leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of September 30, 2011 and December 31, 2010, investment in direct financing leases consists of materials handling equipment such as pallet trucks and forklifts. The components of the Company’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$123	$70
Estimated residual values of leased equipment (unguaranteed)	17	9
Investment in direct financing leases	140	79
Less unearned income	(13)	(6)
Net investment in direct financing leases	$127	$73

As of September 30, 2011 and December 31, 2010, there were no investments in direct financing leases in non-accrual status.

At September 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$2,083	$13	$2,096
Year ending December 31, 2012	8,323	51	8,374
2013	7,999	41	8,040
2014	6,063	16	6,079
2015	3,099	2	3,101
2016	1,428	—	1,428
Thereafter	1,447	—	1,447
	$30,442	$123	$30,565

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,443	$695	$3,361	$2,265
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	510	372	1,380	1,118
Administrative costs reimbursed to Managing Member and/or affiliates	228	150	573	341
Asset management fees to Managing Member	84	21	200	32
Acquisition and initial direct costs paid to Managing Member	399	294	1,056	790
	$2,664	$1,532	$6,570	$4,546

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $2.0 million and $1.1 million for the respective three months ended September 30, 2011 and 2010, and $4.7 million and $3.4 million for the respective nine months ended September 30, 2011 and 2010.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At September 30, 2011, there were no syndication costs in excess of the limitation. As of December 31, 2010, the Company had recorded $52 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At September 30, 2011, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.4 million over the remaining lease terms; and the carrying value of the pledged assets is $4.4 million. The note matures in 2014.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt: - (continued)

and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2011	$247	$34	$281
Year ending December 31, 2012	1,013	108	1,121
2013	1,059	62	1,121
2014	825	14	839
	$3,144	$218	$3,362

9. Borrowing facilities:

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company regained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

As of September 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	September 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(4,845)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2011, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $58.3 million, 0.05 to 1, and 22.93 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At September 30, 2011, the Company has no outstanding borrowings under the acquisition facility, as all outstanding borrowings under the Credit Facility have been repaid during the second quarter of 2011. At December 31, 2010, outstanding borrowings under the acquisition facility totaled $500 thousand, with an effective interest rate of 3.25%. Interest paid on outstanding amounts under the Credit Facility was nominal during each of the three- and nine-month periods ended September 30, 2011 and 2010.

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

As of September 30, 2011, the investment program participants were the ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2011.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At September 30, 2011, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $3.2 million and $810 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 7,785,512 Units and 4,051,543 Units were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ capital: - (continued)

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributions declared	$1,550	$588	$3,791	$1,200
Weighted average number of Units outstanding	6,885,394	2,619,472	5,623,341	1,789,709
Weighted average distributions per Unit	$0.23	$0.22	$0.67	$0.67

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

At September 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,033	$21,033	$15,414	$15,414
Notes receivable	2,021	2,021	2,796	2,796
Financial liabilities:
Non-recourse debt	3,144	3,190	3,874	3,882
Borrowings	—	—	500	500

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions, approximating $84.0 million.

The Company is in the process of completing its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company will reinvest cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilize its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2017, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Company had net losses of $387 thousand and $346 thousand for the three months ended September 30, 2011 and 2010, respectively. Results for the third quarter of 2011 reflect an increase in total operating expenses offset, in part, by an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2011 increased by $1.4 million compared to the prior year period. The increase was largely due to the growth in operating lease revenues.

Operating lease revenues increased by $1.4 million primarily due to the increment of approximately $15.2 million of equipment purchases for operating leases during the third quarter of 2011 and $19.8 million of net equipment purchases made during the nine months following the third quarter of 2010.

Expenses

Total expenses for the third quarter of 2011 increased by $1.5 million compared to the prior year period. The increase was largely due to higher depreciation expense, railcar maintenance costs, costs reimbursed to the Manager and affiliates, asset management fees to the Manager, and the provision for credit losses.

Depreciation expense increased by $1.0 million largely due to the increment of approximately $15.2 million of equipment purchases for operating leases during the third quarter of 2011 and $19.8 million of net equipment purchases made during the nine months following the third quarter of 2010. Railcar maintenance costs were higher by $93 thousand primarily due to additions made to the Company’s railcar portfolio since September 2010. Cost reimbursements to the Manager and the Fund’s affiliates was higher by $78 thousand as costs allocated by the Manager increased consistent with the Fund’s expanded operations. Moreover, asset management fees paid to the Manager increased by $63 thousand mainly due to the increase in managed assets and related rents; and the provision for credit losses was higher by $53 thousand as the Company experienced an increase in delinquent receivables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company had net losses of $999 thousand and $1.1 million for the first nine months of 2011 and 2010, respectively. Results for the first nine months of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2011 increased by $3.8 million compared to the prior year period. The increase was primarily due to higher operating lease revenues and increases in interest income on notes receivables and in gains recognized on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $3.6 million primarily due to income derived from approximately $35.0 million of operating lease assets acquired since September 30, 2010. Interest income on notes receivable increased by $160 thousand mainly due to revenues from $1.9 million of loans funded since September 30, 2010; and, gains recognized on sales of lease assets and early termination of notes increased by $76 thousand primarily as a result of two notes receivable that early terminated during the first quarter of 2011.

Expenses

Total expenses for the first nine months of 2011 increased by $3.8 million compared to the prior year period. The increase was largely due to higher depreciation expense, railcar maintenance costs, costs reimbursed to the Manager and affiliates, asset management fees to the Manager, and interest expense.

Depreciation expense increased by $2.5 million primarily due to the increment of approximately $35.0 million of net equipment purchases for operating leases made since September 30, 2010. Railcar maintenance costs were higher by $396 thousand primarily due to additions made to the Company’s railcar portfolio since September 2010; and, cost reimbursements to the Manager and the Fund’s affiliates was higher by $232 thousand as a result of increased costs allocated by the Manager consistent with the Fund’s expanded operations.

In addition, asset management fees paid to the Manager increased by $168 thousand mainly due to the increase in managed assets and related rents; and interest expense increased by $117 thousand mainly due to non-recourse debt originated during the fourth quarter of 2010 to fund the acquisition of certain operating lease assets.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $21.0 million and $15.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,153	$(341)	$1,498	$(1,869)
Investing activities	(15,287)	(6,212)	(23,600)	(8,110)
Financing activities	12,360	5,411	27,721	20,800
Net (decrease) increase in cash and cash equivalents	$(1,774)	$(1,142)	$5,619	$10,821

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2011, capital contributions, net of rescissions, totaling $77.9 million have been received, of which $16.0 million was received during the third quarter of 2011. This compares to $7.7 million received during the third quarter of 2010. Moreover, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for long-term operating and direct financing leases, and fund investments in notes receivable. Total equipment purchased amounted to $15.3 million and $5.6 million for the three months ended September 30, 2011 and 2010, respectively; and, total loans funded amounted to $55 thousand and $747 thousand for the same respective periods. In addition, cash was used to pay commissions and syndication costs associated with the offering. Combined, commissions and syndication costs totaled $1.9 million for the third quarter of 2011 and $1.2 million for the prior year period. Cash was also used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.5 million and $563 thousand for the third quarters of 2011 and 2010, respectively, and to repay outstanding debt and pay invoices related to acquisition expenses and management fees.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company’s primary source of liquidity during the first nine months of 2011 and 2010 was subscription proceeds from the public offering of Units. Of the $77.9 million in capital contributions, net of rescissions, received though September 30, 2011, an approximate $37.3 million was received during the first nine months of 2011. This compares to $25.2 million received during the first nine months of 2010. In addition, the Company has begun to realize cash flow from its portfolio of operating lease contracts and its investments in notes receivable.

During the same periods, cash was primarily used to purchase equipment for long-term operating and direct financing leases, and fund investments in notes receivable. Total equipment purchased amounted to $24.3 million and $6.4 million for the nine months ended September 30, 2011 and 2010, respectively. Total loans funded amounted to $629 thousand for the first nine months of 2011 and $1.9 million for the prior year period. Moreover, cash was used to pay commissions and syndication costs associated with the offering and to pay distributions to both the Other Members and the Managing Member. Combined, commissions and syndication costs totaled $4.7 million and $3.4 million for the respective nine months ended September 30, 2011 and 2010; while distributions totaled a combined $3.7 million and $1.0 million for the first nine months of 2011 and 2010, respectively. Also, during the first nine months of 2011 and 2010, cash was used to pay invoices related to acquisition expenses and management fees.

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

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At September 30, 2011, the Company has no outstanding borrowings under the acquisition facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of September 30, 2011, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $58.3 million, 0.05 to 1, and 22.93 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA for the nine months ended September 30, 2011 (in thousands):

Net loss – GAAP basis	$(999)
Interest expense	119
Depreciation and amortization	2,920
Amortization of initial direct costs	52
Provision for credit losses	38
Principal payments received on direct financing leases	21
Principal payments received on notes receivable	578
EBITDA (for Credit Facility financial covenant calculation only)	$2,729

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

Non-Recourse Long-Term Debt

As of September 30, 2011, the Company had non-recourse long-term debt totaling $3.1 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2011.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of August 31, 2011, and paid through September 30, 2011. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unit holders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2011 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)*	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Aug 2011	Feb 2011 – Sept 2011	3,080		—		3,080		0.57	5,416,894
		$5,083		$—		$5,083		$1.47
Source of distributions
Lease and loan payments received		$3,083	60.65%	$—	0.00%	$3,083	60.65%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans(4)		2,000	39.35%	—	0.00%	2,000	39.35%
		$5,083	100.00%	$—	0.00%	$5,083	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – August 31, 2011, respectively.
(4)	By June 30, 2011, all such amounts borrowed were fully repaid out of cash flows from leasing and loan activities.
*	Distribution of escrow interest was nominal, totaling $61.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $3.2 million and $810 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2011 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	7,785,462	$77,854
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$1,168	$5,839	$7,007
Other syndication costs	—	3,863	3,863
Total expenses	$1,168	$9,702	$10,870
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 66,984
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$404	$43,101	$43,505
Investment in notes receivable	37	3,730	3,767
Distributions paid and accrued	470	5,794	6,264
Other expenses	4,861	—	4,861
	$5,772	$52,625	$58,397
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 8,587

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

Date: November 14, 2011

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