Form 10-K
period 2011-12-31
ATEL 14, LLC
filed 2012-03-15
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 8,402,515

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011.

As of December 31, 2011, cumulative contributions, net of rescissions, totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received and 8,402,515 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2011, the Company had purchased equipment with a total acquisition price of $43.4 million. The Company had also funded investments in notes receivable totaling $4.8 million through December 31, 2011.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2011	2010
Nomac Drilling	Mining	17%	*
Cummins	Materials handling	16%	*
Mosaic Crop Nutrition, LLC	Transportation, rail	16%	32%
Cargill, Inc.	Materials handling	*	18%
Mississippi Power Company	Construction	*	11%
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and lending opportunities are North America and Europe. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2011 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$13,944	32.16%
Materials handling	9,847	22.71%
Transportation	7,820	18.03%
Mining	4,830	11.14%
Construction	4,155	9.58%
Research	2,391	5.51%
Other	375	0.87%
	$43,362	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$10,279	23.70%
Wholesale, nondurable goods	8,910	20.55%
Agriculture	6,600	15.22%
Natural gas	4,830	11.14%
Food products	4,651	10.73%
Construction	2,348	5.41%
Retail	1,717	3.96%
Waste recycling	1,227	2.83%
Utilities	949	2.19%
Apparel/Accessories	940	2.17%
Lumber/Wood products	574	1.32%
Other	337	0.78%
	$43,362	100.00%

From inception to December 31, 2011, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$55	$51	$14

For further information regarding the Company’s equipment lease portfolio as of December 31, 2011, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2011 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Computer equipment	$2,425	50.45%
Research	1,307	27.20%
Other	1,074	22.35%
	$4,806	100.00%

Industry of Borrower	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$1,294	26.92%
Chemicals/Allied products	750	15.61%
Health services	955	19.87%
Internet Services	946	19.68%
Lab equipment	500	10.40%
Manufacturing	361	7.52%
	$4,806	100.00%

From inception to December 31, 2011, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Research	$946	$902	$183

For further information regarding the Company’s note receivable portfolio as of December 31, 2011, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 2,169 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2011. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2011 valuation date. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions in December 2009. Additional distributions have been consistently made through December 31, 2011. The rate for monthly distributions from 2011 operations was $0.075 per Unit for the period from January through December 2011. Likewise the rate for monthly distributions from 2010 operations was $0.075 per Unit for the period from January through December 2010. The rate for each of the quarterly distributions paid in 2011 and 2010 was $0.225 per Unit.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of November 30, 2011. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unit holders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund on a cash basis from inception through December 31, 2011 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)*	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
		$6,858		$—		$6,858		$1.77
Source of distributions
Lease and loan payments received		$4,858	70.84%	$—	0.00%	$4,858	70.84%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans(4)		2,000	29.16%	—	0.00%	2,000	29.16%
		$6,858	100.00%	$—	0.00%	$6,858	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable periods.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – November 30, 2011, respectively.
(4)	By June 30, 2011, all such amounts borrowed were fully repaid out of cash flows from leasing and loan activities.
*	Distribution of escrow interest was nominal, totaling $61.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2011 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	8,402,515	$84,025
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$1,260	$6,302	$7,562
Other syndication costs	—	3,986	3,986
Total expenses	$1,260	$10,288	$11,548
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$72,477
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to
directors, officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or more of
any class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$265	$43,362	$43,627
Investment in notes receivable	37	4,806	4,843
Distributions paid and accrued	623	7,679	8,302
Other expenses	5,624	—	5,624
	$6,549	$55,847	$62,396
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$10,081

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011.

As of December 31, 2011, cumulative contributions, net of rescissions, totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received and 8,402,515 Units were issued and outstanding.

Through December 31, 2011, the Company has purchased a total of $43.4 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $4.8 million.

Results of Operations

The Company commenced leasing activities in December 2009. As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2011	2010
Manufacturing	26%	13%
Wholesale, nondurable goods	20%	*
Agriculture	15%	27%
Natural gas	11%	26%
Food products	11%	25%
*	Less than 10%

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
Nomac Drilling	Mining	17%	*
Cummins	Materials handling	16%	*
Mosaic Crop Nutrition, LLC	Transportation, rail	16%	32%
Cargill, Inc.	Materials handling	*	18%
Mississippi Power Company	Construction	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2011. The utilization percentage of existing assets under lease was 100% at both December 31, 2011 and 2010.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2011 versus 2010

The Company had net losses of $1.5 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. Results for 2011 reflect increases in both total operating expenses and total revenues when compared to the prior year.

Revenues

Total revenues for 2011 increased by $5.3 million compared to the prior year. The increase was primarily due to higher operating lease revenues and increases in interest income on notes receivables and in gains recognized on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $5.0 million primarily due to income derived from approximately $24.5 million of operating lease assets acquired since December 31, 2010. Interest income on notes receivable increased by $153 thousand mainly due to incremental revenues from $1.7 million of loans funded since December 31, 2010; and, gains recognized on sales of lease assets and early termination of notes increased by $76 thousand primarily as a result of two notes receivable that early terminated during the first quarter of 2011.

Expenses

Total expenses for 2011 increased by $5.4 million compared to the prior year. The increase was largely due to increases in depreciation and acquisition expenses, railcar maintenance costs, cost reimbursements to the Manager and affiliates, asset management fees to the Manager, interest expense, professional fees and bank charges.

Depreciation and acquisition expenses increased by $3.6 million and $351 thousand primarily due to the increment of approximately $24.5 million of net equipment purchases for operating leases made since December 31, 2010. Railcar maintenance costs were higher by $349 thousand primarily due to additions made to the Company’s railcar portfolio since December 2010; and, cost reimbursements to the Manager and the Fund’s affiliates was higher by $285 thousand as a result of increased costs allocated by the Manager consistent with the Fund’s expanded operations.

Moreover, asset management fees paid to the Manager increased by $266 thousand mainly due to the increase in managed assets and related rents. Interest expense increased by $142 thousand mainly due to non-recourse debt originated during the fourth quarter of 2010 to fund the acquisition of certain operating lease assets. Likewise, professional fees increased by $108 thousand largely due to a year over year increase in audit related fees; and, bank charges increased by $103 thousand primarily as a result of commitment fees associated with the Fund’s credit facility.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $24.3 million and $15.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$2,729	$(1,111)
Investing activities	(24,751)	(19,990)
Financing activities	30,915	33,929
Net increase in cash and cash equivalents	$8,893	$12,828

2011 versus 2010

The Company’s primary source of liquidity during both 2011 and 2010 was subscription proceeds from the public offering of Units. The offering was terminated on October 6, 2011. Of the $84.0 million in capital contributions, net of rescissions, received though October 6, 2011, an approximate $43.5 million was received during 2011. This compares to $36.1 million received during 2010.

In addition, the Company utilized borrowings totaling $500 thousand and $5.4 million for the respective twelve month periods ended December 31, 2011 and 2010 primarily to fund the acquisition of certain operating lease assets and fund new loans. Moreover, the Company has begun to realize cash flows from its portfolio of operating lease contracts and its investments in notes receivable.

During the same comparative years, cash was primarily used to purchase equipment for long-term operating leases and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $24.6 million and $17.2 million for the years ended December 31, 2011 and 2010, respectively; and, total loans funded amounted to $1.7 million for 2011 and $3.1 million for the prior year. Cash was also used to pay commissions and syndication costs associated with the offering and to pay distributions to both the Other Members and the Managing Member. Combined, commissions and syndication costs totaled $5.5 million and $4.7 million for the respective years ended December 31, 2011 and 2010; while distributions totaled a combined $5.6 million and $1.8 million during 2011 and 2010, respectively.

In addition, cash was used to partially pay down $2.0 million and $1.0 million of debt during 2011 and 2010, respectively, and to pay invoices related to acquisition expenses and other payables.

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

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At December 31, 2011, the Company has no outstanding borrowings under the acquisition facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of December 31, 2011, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $61.2 million, 0.05 to 1, and 27.08 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA for the year ended December 31, 2011 (in thousands):

Net loss – GAAP basis	$(1,472)
Interest expense	151
Depreciation and amortization	4,499
Amortization of initial direct costs	82
Provision for credit losses	10
Principal payments received on direct financing leases	32
Principal payments received on notes receivable	787
EBITDA (for Credit Facility financial covenant calculation only)	$4,089

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

Non-Recourse Long-Term Debt

As of December 31, 2011, the Company had non-recourse long-term debt totaling $2.9 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2011. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $13.6 million and $2.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2011

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$24,307	$15,414
Due from affiliate	—	99
Accounts receivable, net of allowance for doubtful accounts of $27 at December 31, 2011 and $17 at December 31, 2010	222	188
Notes receivable, net of unearned interest income of $470 at December 31, 2011 and $623 at December 31, 2010	2,883	2,796
Investment in securities	32	—
Investments in equipment and leases, net of accumulated depreciation of $5,393 at December 31, 2011 and $901 at December 31, 2010	38,206	17,948
Prepaid expenses and other assets	83	94
Total assets	$65,733	$36,539
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$102	$31
Affiliates	308	—
Accrued distributions to Other Members	821	370
Other	99	868
Deposits due lessees	4	—
Non-recourse debt	2,897	3,874
Acquisition facility obligation	—	500
Unearned operating lease income	267	123
Total liabilities	4,498	5,766
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	61,235	30,773
Total Members’ capital	61,235	30,773
Total liabilities and Members’ capital	$65,733	$36,539

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing and lending activities:
Operating lease income	$6,272	$1,279
Direct financing leases	7	2
Notes receivable interest income	292	139
Gain on sales of lease assets and early termination of notes receivable	76	—
Gain on sales or dispositions of securities	32	—
Interest income	6	—
Other	17	21
Total revenues	6,702	1,441
Expenses:
Depreciation of operating lease assets	4,499	873
Asset management fees to Managing Member	334	68
Acquisition expense	1,176	825
Cost reimbursements to Managing Member and affiliates	829	544
Provision for credit losses	10	17
Amortization of initial direct costs	82	15
Interest expense	151	9
Professional fees	180	72
Outside services	37	32
Franchise fees and taxes	35	11
Bank charges	176	73
Railcar maintenance	512	163
Other	153	75
Total operating expenses	8,174	2,777
Net loss	$(1,472)	$(1,336)
Net income (loss):
Managing Member	$460	$161
Other Members	(1,932)	(1,497)
	$(1,472)	$(1,336)
Net loss per Limited Liability Company Unit (Other Members)	$(0.31)	$(0.68)
Weighted average number of Units outstanding	6,311,360	2,214,171

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2009	447,499	$2,982	$—	$2,982
Capital contributions	3,612,519	36,125	—	36,125
Rescissions of Units	(8,475)	(85)	—	(85)
Less selling commissions to affiliates	—	(3,239)	—	(3,239)
Syndication costs	—	(1,532)	—	(1,532)
Distributions to Other Members ($0.89 per Unit)	—	(1,981)	—	(1,981)
Distributions to Managing Member	—	—	(161)	(161)
Net (loss) income	—	(1,497)	161	(1,336)
Balance December 31, 2010	4,051,543	30,773	—	30,773
Capital contributions	4,352,972	43,530	—	43,530
Rescissions of Units	(2,000)	(19)	—	(19)
Less selling commissions to affiliates	—	(3,916)	—	(3,916)
Syndication costs	—	(1,525)	—	(1,525)
Distributions to Other Members ($0.90 per Unit)	—	(5,676)	—	(5,676)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(1,932)	460	(1,472)
Balance December 31, 2011	8,402,515	$61,235	$—	$61,235

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net loss	$(1,472)	$(1,336)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Gain on sales of assets and early termination of notes	(76)	—
Depreciation of operating lease assets	4,499	873
Amortization of initial direct costs	82	15
Provision for credit losses	10	17
Gain on sales or dispositions of securities	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	(44)	(184)
Prepaid expenses and other assets	11	(91)
Accounts payable, Managing Member	35	—
Accounts payable, other	(769)	731
Accrued liabilities, affiliates	337	(1,259)
Deposits due lessees	4	—
Unearned operating lease income	144	123
Net cash provided by (used in) operating activities	2,729	(1,111)
Investing activities:
Purchases of equipment on operating leases	(24,486)	(17,074)
Purchases of equipment on direct financing leases	(75)	(81)
Purchase of securities	(32)	—
Proceeds from sales of lease assets and early termination of notes receivable	953	—
Receipts from affiliates	99	—
Payments of initial direct costs	(356)	(62)
Principal payments received on direct financing leases	32	8
Note receivable advances	(1,705)	(3,101)
Proceeds from sale of securities	32	—
Principal payments received on notes receivable	787	320
Net cash used in investing activities	(24,751)	(19,990)
Financing activities:
Borrowings under non-recourse debt	—	3,874
Repayments under non-recourse debt	(977)	—
Borrowings under acquisition facility	500	1,500
Repayments under acquisition facility	(1,000)	(1,000)
Selling commissions to affiliates	(3,916)	(3,239)
Syndication costs paid to Managing Member	(1,554)	(1,481)
Distributions to Other Members	(5,225)	(1,633)
Distributions to Managing Member	(424)	(132)
Capital contributions	43,530	36,125
Rescissions of Units	(19)	(85)
Net cash provided by financing activities	30,915	33,929
Net increase in cash and cash equivalents	8,893	12,828
Cash and cash equivalents at beginning of year	15,414	2,586
Cash and cash equivalents at end of year	$24,307	$15,414
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$147	$3
Cash paid during the year for taxes	$17	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$821	$370
Distributions payable to Managing Member at year-end	$67	$30

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011.

As of December 31, 2011, cumulative contributions, net of rescissions, totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received and 8,402,515 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries related to equipment on operating and direct financing leases or notes receivable.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December, 2011 and 2010, and as of December 31, 2011 and 2010, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company acquired equity securities from the net exercise of warrants associated with shares of a venture company. All such equity securities were sold during the third quarter of 2011. The Company had $32 thousand of purchased securities at December 31, 2011. By comparison, the Company had no purchased securities at December 31, 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2011 and 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. As previously discussed, during the second quarter of 2011, the Company acquired equity securities relative to the net exercise of warrants associated with shares of a venture company. Such net exercise of warrants resulted in a $34 thousand gain recognized in the second quarter of 2011. During the third quarter of 2011, the Company disposed of the aforementioned securities and recognized a nominal loss. By comparison, there was no warrant activity to generate a gain or loss during 2010.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2011 and 2010, the related provision for state income taxes was approximately $35 thousand and $11 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$61,235	$30,773
Tax basis of net assets (unaudited)	66,917	36,245
Difference	$(5,682)	$(5,472)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net loss per financial statements	$(1,472)	$(1,336)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(5,933)	(1,179)
Provision for losses and doubtful accounts	10	17
Adjustments to revenues	24	131
Adjustments to gain on sales of assets	5	—
Other	176	10
Loss per federal tax return (unaudited)	$(7,190)	$(2,357)

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2011	2010
Manufacturing	26%	13%
Wholesale, nondurable goods	20%	*
Agriculture	15%	27%
Natural gas	11%	26%
Food products	11%	25%
*	Less than 10%

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
Nomac Drilling	Mining	17%	*
Cummins	Materials handling	16%	*
Mosaic Crop Nutrition, LLC	Transportation, rail	16%	32%
Cargill, Inc.	Materials handling	*	18%
Mississippi Power Company	Construction	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 36 to 42 months and bear interest at rates ranging from 10.96% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2015. There were no notes impaired or in non-accrual status as of December 31, 2011 and 2010.

As of December 31, 2011, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2012	$1,419
2013	1,150
2014	581
2015	191
3,341
Less: portion representing unearned interest income	(470)
2,871
Unamortized initial direct costs	12
Notes receivable, net	$2,883

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	For the Year Ended December 31,
	2011	2010
IDC amortization – notes receivable	$19	$6
IDC amortization – lease assets	63	9
Total	$82	$15

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	17	—	—	17
Balance December 31, 2010	—	—	17	—	—	17
Provision for credit losses	—	—	10	—	—	10
Balance December 31, 2011	$—	$—	$27	$—	$—	$27

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts and notes receivable are applied only against outstanding principal balances.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2011 and 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,883[1]	$118[2]	$3,001
Ending balance: individually evaluated for impairment	$2,883	$118	$3,001
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $12 of unamortized initial direct costs.
[2]	Includes $2 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,796[3]	$73	$2,869
Ending balance: individually evaluated for impairment	$2,796	$73	$2,869
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $15 of unamortized initial direct costs.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

At December 31, 2011 and 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2011	2010	2011	2010
Pass	$2,871	$2,781	$116	$73
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,871	$2,781	$116	$73

At December 31, 2011 and 2010, investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,871	$2,871	$—
Finance leases	—	—	67	67	49	116	67
Total	$—	$—	$67	$67	$2,920	$2,987	$67

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,781	$2,781	$—
Finance leases	—	—	—	—	73	73	—
Total	$—	$—	$—	$—	$2,854	$2,854	$—

There were no impaired financing receivables at both December 31, 2011 and 2010. Likewise, there were no financing receivables placed in non-accrual status as of December 31, 2011 and 2010.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$17,819	$24,438	$(4,499)	$37,758
Net investment in direct financing leases	73	75	(32)	116
Initial direct costs, net of accumulated amortization of $73 at December 31, 2011 and $10 at December 31, 2010	56	339	(63)	332
Total	$17,948	$24,852	$(4,594)	$38,206

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2011 and 2010.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $4.5 million and $873 thousand for the years ended December 31, 2011 and 2010, respectively.

All of the Company’s leased property was acquired starting from December 2009 through December 31, 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Transportation, rail	$3,546	$10,398	$(55)	$13,889
Materials handling	2,097	7,659	—	9,756
Transportation	4,867	2,953	—	7,820
Mining	4,830	—	—	4,830
Construction	1,886	2,269	—	4,155
Research	1,184	1,207	—	2,391
Other	310	—	—	310
	18,720	24,486	(55)	43,151
Less accumulated depreciation	(901)	(4,499)	7	(5,393)
Total	$17,819	$19,987	$(48)	$37,758

The average estimated residual value for assets on operating leases was 36% and 35% of the assets’ original cost at December 31, 2011 and 2010, respectively.

There were no operating leases in non-accrual status at both December 31, 2011 and 2010. At December 31, 2010, the Company has certain operating leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of December 31, 2011 and 2010, investment in direct financing leases primarily consists of materials handling equipment such as pallet trucks and forklifts. The components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Total minimum lease payments receivable	$110	$70
Estimated residual values of leased equipment (unguaranteed)	17	9
Investment in direct financing leases	127	79
Less unearned income	(11)	(6)
Net investment in direct financing leases	$116	$73

As of December 31, 2011 and 2010, there were no investments in direct financing leases in non-accrual status.

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$8,675	$51	$8,726
2013	8,351	41	8,392
2014	6,414	16	6,430
2015	3,395	2	3,397
2016	1,542	—	1,542
Thereafter	1,447	—	1,447
	$29,824	$110	$29,934

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

During the years ended December 31, 2011 and 2010, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2011	2010
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$3,916	$3,239
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	1,525	1,532
Administrative costs reimbursed to Managing Member and/or affiliates	829	544
Asset management fees to Managing Member	334	68
Acquisition and initial direct costs paid to Managing Member	1,397	880
	$8,001	$6,263

8. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $5.4 million and $4.8 million for the respective years ended December 31, 2011 and 2010.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At December 31, 2011, there were no syndication costs in excess of the limitation. As of December 31, 2010, the Company had recorded $52 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

9. Non-recourse debt:

At December 31, 2011, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2011, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.1 million over the remaining lease terms; and the carrying value of the pledged assets is $4.2 million. The note matures in 2014.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2012	$1,013	$108	$1,121
2013	1,059	62	1,121
2014	825	14	839
	$2,897	$184	$3,081

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

As of December 31, 2011 and 2010, borrowings under the facility were as follows (in thousands):

	December 31, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(7,476)	(4,845)
Total remaining available under the venture, acquisition and warehouse facilities	$67,524	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $61.2 million, 0.05 to 1, and 27.08 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At December 31, 2011, the Company has no outstanding borrowings under the acquisition

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

facility, as all outstanding borrowings under the Credit Facility have been repaid during the second quarter of 2011. At December 31, 2010, outstanding borrowings under the acquisition facility totaled $500 thousand, with an effective interest rate of 3.25%. The weighted average interest rates on borrowings were 3.30% for the year ended December 31, 2011 and 1.81% for the period from June 15, 2010 through December 31, 2010.

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

As of December 31, 2011, the investment program participants were the ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $5.6 million and $4.8 million were outstanding under the Warehouse Facility at December 31, 2011 and 2010, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was $2.9 million. The Company was not a participant in the Warehouse Facility as of December 31, 2010.

11. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $13.6 million and $2.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

12. Guarantees: - (continued)

Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

13. Members’ capital:

A total of 8,402,515 Units and 4,051,543 Units were issued and outstanding as of December 31, 2011 and 2010, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, additional allocations of income were made to the Managing Member in 2011 and 2010. The amounts allocated were determined to bring the Manager’s ending capital account balance to zero at the end of each year.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2011 and 2010 were as follows (in thousands except Units and per Unit data):

	2011	2010
Distributions declared	$5,676	$1,981
Weighted average number of Units outstanding	6,311,360	2,214,171
Weighted average distributions per Unit	$0.90	$0.89

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

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

At December 31, 2011 and 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,307	$24,307	$15,414	$15,414
Notes receivable	2,883	2,883	2,796	2,796
Financial liabilities:
Non-recourse debt	2,897	2,940	3,874	3,882
Borrowings	—	—	500	500

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2011, $7.6 million of such commissions had either been accrued or paid to ASC. Of that amount, $6.3 million has been re-allowed to other broker/dealers.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Managing Member, LLC 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2011 and 2010, the Company incurred audit, audit related and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$166	$56
Other fees	4	—
	$170	$56

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

Date: March 15, 2012

ATEL 14, LLC (Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler, Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 15, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.