Form 10-Q
period 2012-03-31
ATEL 14, LLC
filed 2012-05-11
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 8,395,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$20,356	$24,307
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2012 and $27 at December 31, 2011	313	222
Notes receivable, net of unearned interest income of $379 at March 31, 2012 and $470 at December 31, 2011	2,543	2,883
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $7,165 at March 31, 2012 and $5,393 at December 31, 2011	39,856	38,206
Other assets	66	83
Total assets	$63,166	$65,733
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$71	$102
Affiliates	428	308
Accrued distributions to Other Members	821	821
Other	331	99
Deposits due lessees	4	4
Non-recourse debt	2,648	2,897
Unearned operating lease income	246	267
Total liabilities	4,549	4,498
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	58,617	61,235
Total Members’ capital	58,617	61,235
Total liabilities and Members’ capital	$63,166	$65,733

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing and lending activities:
Operating lease income	$2,291	$1,058
Direct financing leases	22	1
Notes receivable interest income	76	88
Gain on sales of lease assets and early termination of notes	17	73
Other	8	1
Total revenues	2,414	1,221
Expenses:
Depreciation of operating lease assets	1,788	688
Asset management fees to Managing Member	114	54
Acquisition expense	389	190
Cost reimbursements to Managing Member and affiliates	259	178
Reversal of provision for credit losses	(21)	(5)
Amortization of initial direct costs	32	12
Interest expense	41	42
Professional fees	88	42
Taxes on income and franchise fees	15	9
Bank charges	57	27
Railcar maintenance	134	199
Other	78	33
Total operating expenses	2,974	1,469
Net loss	$(560)	$(248)
Net income (loss):
Managing Member	$153	$81
Other Members	(713)	(329)
	$(560)	$(248)
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.07)
Weighted average number of Units outstanding	8,402,515	4,462,531

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(In Thousands Except Per Unit Data)
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2010	4,051,543	$30,773	$—	$30,773
Capital contributions	4,352,972	43,530	—	43,530
Rescissions of Units	(2,000)	(19)	—	(19)
Less selling commissions to affiliates	—	(3,916)	—	(3,916)
Syndication costs	—	(1,525)	—	(1,525)
Distributions to Other Members ($0.90 per Unit)	—	(5,676)	—	(5,676)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(1,932)	460	(1,472)
Balance December 31, 2011	8,402,515	61,235	—	61,235
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.23 per Unit)	—	(1,891)	—	(1,891)
Distributions to Managing Member	—	—	(153)	(153)
Net (loss) income	—	(713)	153	(560)
Balance March 31, 2012	8,402,515	$58,617	$—	$58,617

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(560)	$(248)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Gain on sales of lease assets and early termination of notes	(17)	(73)
Depreciation of operating lease assets	1,788	688
Amortization of initial direct costs	32	12
Reversal of provision for credit losses	(21)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(70)	68
Prepaid and other assets	17	3
Accounts payable, Managing Member	(9)	(2)
Accounts payable, other	232	(643)
Accrued liabilities, affiliates	120	112
Unearned operating lease income	(21)	(110)
Net cash provided by (used in) operating activities	1,491	(198)
Investing activities:
Purchases of equipment on operating leases	(2,635)	(1,044)
Purchases of equipment on direct financing leases	(550)	—
Proceeds from sales of lease assets and early termination of notes receivable	76	902
Due to affiliates	—	99
Payments of initial direct costs	(46)	(64)
Principal payments received on direct financing leases	71	6
Note receivable advances	(300)	—
Principal payments received on notes receivable	271	198
Net cash (used in) provided by investing activities	(3,113)	97
Financing activities:
Repayments under non-recourse debt	(249)	(245)
Borrowings under acquisition facility	—	500
Repayments under acquisition facility	—	(500)
Selling commissions to affiliates	—	(774)
Syndication costs paid to Managing Member	(36)	(382)
Distributions to Other Members	(1,891)	(900)
Distributions to Managing Member	(153)	(73)
Capital contributions	—	8,598
Net cash (used in) provided by financing activities	(2,329)	6,224
Net (decrease) increase in cash and cash equivalents	(3,951)	6,123
Cash and cash equivalents at beginning of period	24,307	15,414
Cash and cash equivalents at end of period	$20,356	$21,537
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42	$35
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$821	$474
Distributions payable to Managing Members at period-end	$67	$38

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

As of March 31, 2012, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,402,515 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $32 thousand of purchased securities at both March 31, 2012 and December 31, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 36 to 42 months and bear interest at rates ranging from 10.96% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2015. There were no notes impaired or in non-accrual status as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2012	$1,025
Year ending December 31, 2013	1,166
2014	597
2015	121
2,909
Less: portion representing unearned interest income	(379)
2,530
Unamortized initial direct costs	13
Notes receivable, net	$2,543

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
IDC amortization – notes receivable	$3	$5
IDC amortization – lease assets	29	7
Total	$32	$12

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$17	$—	$—	$17
Provision for credit losses	—	—	10	—	—	10
Balance December 31, 2011	—	—	27	—	—	27
Reversal of provision for credit losses	—	—	(21)	—	—	(21)
Balance March 31, 2012	$—	$—	$6	$—	$—	$6

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

As of March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,543[1]	$967[2]	$3,510
Ending balance: individually evaluated for impairment	$2,543	$967	$3,510
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $13 of unamortized initial direct costs.
[2]	Includes $3 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,883[3]	$118[4]	$3,001
Ending balance: individually evaluated for impairment	$2,883	$118	$3,001
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $12 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$2,342	$2,871	$964	$116
Special mention	188	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,530	$2,871	$964	$116

At March 31, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,530	$2,530	$—
Finance leases	414	—	—	414	550	964	—
Total	$414	$—	$—	$414	$3,080	$3,494	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,871	$2,871	$—
Finance leases	—	—	67	67	49	116	67
Total	$—	$—	$67	$67	$2,920	$2,987	$67

There were no impaired financing receivables at both March 31, 2012 and December 31, 2011. Likewise, there were no financing receivables placed in non-accrual status as of March 31, 2012 and December 31, 2011.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$37,758	$2,576	$(1,788)	$38,546
Net investment in direct financing leases	116	919	(71)	964
Initial direct costs, net of accumulated amortization of $101 at March 31, 2012 and $73 at December 31, 2011	332	43	(29)	346
Total	$38,206	$3,538	$(1,888)	$39,856

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.8 million and $688 thousand for the respective three months ended March 31, 2012 and 2011.

All of the Company’s leased property was acquired starting from December 2009 through March 31, 2012.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation, rail	$13,889	$—	$(75)	$13,814
Materials handling	9,756	1,460	—	11,216
Transportation	7,820	—	—	7,820
Construction	4,155	1,175	—	5,330
Mining	4,830	—	—	4,830
Research	2,391	—	—	2,391
Other	310	—	—	310
	43,151	2,635	(75)	45,711
Less accumulated depreciation	(5,393)	(1,788)	16	(7,165)
Total	$37,758	$847	$(59)	$38,546

The average estimated residual value for assets on operating leases was 36% of the assets’ original cost at both March 31, 2012 and December 31, 2011, respectively.

There were no operating leases in non-accrual status at both March 31, 2012 and December 31, 2011. At December 31, 2011, the Company had certain operating leases with related receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, such receivables were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. As of December 31, 2011, such investment primarily consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$1,128	$110
Estimated residual values of leased equipment (unguaranteed)	17	17
Investment in direct financing leases	1,145	127
Less unearned income	(181)	(11)
Net investment in direct financing leases	$964	$116

As of March 31, 2012 and December 31, 2011, there were no investments in direct financing leases in non-accrual status.

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$6,664	$261	$6,925
Year ending December 31, 2013	8,564	337	8,901
2014	6,647	309	6,956
2015	3,614	221	3,835
2016	1,542	—	1,542
2017	1,170	—	1,170
Thereafter	277	—	277
	$28,478	$1,128	$29,606

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

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$774
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	14	384
Administrative costs reimbursed to Managing Member and/or affiliates	259	178
Asset management fees to Managing Member	114	54
Acquisition and initial direct costs paid to Managing Member	401	254
	$788	$1,644

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $14 thousand and $1.2 million for the respective three months ended March 31, 2012 and 2011.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At March 31, 2012 and December 31, 2011, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At March 31, 2012, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 4.40%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $2.8 million over the remaining lease terms; and the carrying value of the pledged assets is $4.1 million. The note matures in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2012	$764	$76	$840
Year ending December 31, 2013	1,059	62	1,121
2014	825	14	839
	$2,648	$152	$2,800

9. Borrowing facilities:

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. Negotiations are currently in process of extending the facility at $60 million through June 2013. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company regained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

As of March 31, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	March 31, 2012	December 31, 2011
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(7,476)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $58.6 million, 0.05 to 1, and 39.56 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At March 31, 2012, the Company has no outstanding borrowings under the acquisition facility, as all outstanding borrowings under the Credit Facility have been repaid during the second quarter of 2011. Interest paid on outstanding amounts under the Credit Facility was nominal during the three months ended March 31, 2011.

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

As of March 31, 2012, the investment program participants were the ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was $2.9 million.

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $17.7 million and $4.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 8,402,515 Units were issued and outstanding at both March 31, 2012 and December 31, 2011, including the 50 Units issued to the Initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three months ended March 31, 2012 and 2011 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2012	2011
Distributions	$1,891	$1,004
Weighted average number of Units outstanding	8,402,515	4,462,531
Weighted average distributions per Unit	$0.23	$0.22

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

At March 31, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,356	$20,356	$—	$—	$20,356
Notes receivable, net	2,543	—	—	2,543	2,543
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,648	—	—	2,681	2,681

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,307	$24,307
Notes receivable, net	2,883	2,883
Investment in securities	32	32
Financial liabilities:
Non-recourse debt	2,897	2,940

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

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net losses of $560 thousand and $248 thousand for the three months ended March 31, 2012 and 2011, respectively. Results for the first quarter of 2012 reflect an increase in total operating expenses offset, in part, by an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2012 increased by $1.2 million, or 98%, as compared to the prior year period. The increase was largely due to the $1.2 million growth in operating lease revenues. Such growth was largely due to income derived from an approximate $26.0 million of operating lease assets acquired since March 31, 2011.

Expenses

Total expenses for the first quarter of 2012 increased by $1.5 million, or 102%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increased depreciation expense, acquisition expense, costs reimbursed to the Manager and asset management fees to the Manager.

Depreciation expense increased by $1.1 million largely due to the increment of approximately $26.0 million of net equipment purchases for operating leases made since March 31, 2011. Acquisition expense was higher by $199 thousand as a result of the period over period increase in lease asset purchase activity, consistent with the growth in the Fund’s operations. Likewise, cost reimbursed to the Manager increased by $81 thousand as a result of increased costs allocated by the Manager consistent with the Fund’s expanded operations; and, asset management fees paid to the Manager increased by $60 thousand mainly as a result of the increase in managed assets and related rents.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $20.4 million and $24.3 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,491	$(198)
Investing activities	(3,113)	97
Financing activities	(2,329)	6,224
Net (decrease) increase in cash and cash equivalents	$(3,951)	$6,123

The three months ended March 31, 2012 versus the three months ended March 31, 2011

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Through the termination of the offering, cumulative subscription proceeds approximating $84.0 million, net of rescissions, had been received. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized non-recourse debt to finance equipment purchases.

During the three months ended March 31, 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases. Total equipment purchased amounted to $3.2 million and $1.0 million for the respective three months ended March 31, 2012 and 2011. Cash was also used to pay distributions to both Other Members and the Managing Member, and to pay commissions and syndication costs associated with the offering. Distributions paid totaled a combined $2.0 million and $973 thousand for the respective first quarters of 2012 and 2011; while combined commissions and syndication costs totaled $36 thousand and $1.2 million for the first quarters of 2012 and 2011, respectively. During the first quarter of 2012, cash totaling $300 thousand was used to fund investments in notes receivable. No such funding occurred during the prior year period. Moreover, cash was used to partially pay down $249 thousand and $745 thousand of debt during the first quarters of 2012 and 2011, respectively; and, to pay invoices related to management fees and expenses.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $75 million and expires in June 2012. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At March 31, 2012, the Company has no outstanding borrowings under the acquisition facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of March 31, 2012, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $58.6 million, 0.05 to 1, and 39.6 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA for the three months ended March 31, 2012 (in thousands):

Net loss – GAAP basis	$(560)
Interest expense	41
Depreciation and amortization	1,788
Amortization of initial direct costs	32
Reversal of provision for credit losses	(21)
Principal payments received on direct financing leases	71
Principal payments received on notes receivable	271
EBITDA (for Credit Facility financial covenant calculation only)	$1,622

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

Non-Recourse Long-Term Debt

As of March 31, 2012, the Company had non-recourse long-term debt totaling $2.6 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of February 29, 2012, and paid through March 31, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2012 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Feb 2012	Jan – Mar 2012	1,891		—		1,891		0.23	8,402,515
		$8,749		$—		$8,749		$2.00
Source of distributions
Lease and loan payments received		$6,749	77.14%	$—	0.00%	$6,749	77.14%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	22.86%	—	0.00%	2,000	22.86%
		$8,749	100.00%	$—	0.00%	$8,749	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, and December 1, 2011 – February 29, 2012, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $17.7 million and $4.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	8,402,515	$84,025
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$1,260	$6,302	$7,562
Other syndication costs	—	4,022	4,022
Total expenses	$1,260	$10,324	$11,584
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$72,441
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$273	$46,547	$46,820
Investment in notes receivable	40	4,906	4,946
Distributions paid and accrued	776	9,569	10,345
Other expenses	7,067	—	7,067
	$8,156	$61,022	$69,178
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$3,263

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

Date: May 11, 2012

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