Form 10-Q
period 2012-06-30
ATEL 14, LLC
filed 2012-08-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 8,395,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$13,309	$24,307
Accounts receivable, net of allowance for doubtful accounts of $29 at June 30, 2012 and $27 at December 31, 2011	264	222
Notes receivable, net of unearned interest income of $829 and allowance for credit losses of $54 at June 30, 2012 and net of unearned interest income of $470 at December 31, 2011	4,968	2,883
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $9,396 at June 30, 2012 and $5,393 at December 31, 2011	45,912	38,206
Prepaid expenses and other assets	137	83
Total assets	$64,622	$65,733
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$69	$102
Affiliates	136	308
Accrued distributions to Other Members	817	821
Other	591	99
Deposits due lessees	25	4
Non-recourse debt	6,803	2,897
Unearned operating lease income	294	267
Total liabilities	8,735	4,498
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	55,887	61,235
Total Members’ capital	55,887	61,235
Total liabilities and Members’ capital	$64,622	$65,733

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating lease income	$2,812	$1,336	$5,103	$2,394
Direct financing leases	24	1	46	2
Notes receivable interest income	112	64	188	152
Gain on sales of lease assets and early termination of notes receivable	—	3	17	76
Gain on sales or dispositions of securities	—	34	—	34
Other	28	3	36	4
Total revenues	2,976	1,441	5,390	2,662
Expenses:
Depreciation of operating lease assets	2,232	947	4,020	1,635
Asset management fees to Managing Member	137	62	251	116
Acquisition expense	410	362	799	552
Cost reimbursements to Managing Member and affiliates	271	167	530	345
Provision (reversal of provision) for credit losses	77	(9)	56	(14)
Amortization of initial direct costs	31	16	63	28
Interest expense	43	39	84	81
Professional fees	73	27	161	69
Outside services	85	10	100	10
Taxes on income and franchise fees	31	9	46	18
Bank charges	54	40	111	67
Railcar maintenance	115	104	249	303
Other	55	31	118	64
Total operating expenses	3,614	1,805	6,588	3,274
Net loss	$(638)	$(364)	$(1,198)	$(612)
Net income (loss):
Managing Member	$153	$101	$306	$182
Other Members	(791)	(465)	(1,504)	(794)
	$(638)	$(364)	$(1,198)	$(612)
Net loss per Limited Liability Company Unit (Other Members)	$(0.09)	$(0.08)	$(0.18)	$(0.16)
Weighted average number of Units outstanding	8,397,284	5,495,471	8,399,900	4,981,855

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except Per Unit Data)
(Unaudited)

	Other Members
	Units	Members	Managing Member	Total
Balance December 31, 2010	4,051,543	$30,773	$—	$30,773
Capital contributions	4,352,972	43,530	—	43,530
Rescissions of Units	(2,000)	(19)	—	(19)
Less selling commissions to affiliates	—	(3,916)	—	(3,916)
Syndication costs	—	(1,525)	—	(1,525)
Distributions to Other Members ($0.90 per Unit)	—	(5,676)	—	(5,676)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(1,932)	460	(1,472)
Balance December 31, 2011	8,402,515	61,235	—	61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.45 per Unit)	—	(3,780)	—	(3,780)
Distributions to Managing Member	—	—	(306)	(306)
Net (loss) income	—	(1,504)	306	(1,198)
Balance June 30, 2012	8,395,515	$55,887	$—	$55,887

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net loss	$(638)	$(364)	$(1,198)	$(612)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	—	(3)	(17)	(76)
Depreciation of operating lease assets	2,232	947	4,020	1,635
Amortization of initial direct costs	31	16	63	28
Provision (reversal of provision) for credit losses	77	(9)	56	(14)
Gain on sales or dispositions of securities	—	(34)	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	26	(155)	(44)	(87)
Prepaid expenses and other assets	(71)	14	(54)	17
Accounts payable, Managing Member	(1)	7	(10)	5
Accounts payable, other	260	(1)	492	(738)
Accrued liabilities, affiliates	(292)	174	(172)	286
Deposits due lessees	21	—	21	—
Unearned operating lease income	48	45	27	(65)
Net cash provided by operating activities	1,693	637	3,184	345
Investing activities:
Purchases of equipment on operating leases	(8,372)	(8,059)	(11,007)	(9,009)
Purchases of equipment on direct financing leases	(369)	(10)	(919)	(10)
Proceeds from sales of lease assets and early termination of notes receivable	—	51	76	953
Receipts from affiliates	—	—	—	99
Payments of initial direct costs	(18)	(93)	(64)	(157)
Principal payments received on direct financing leases	62	6	133	12
Note receivable advances	(2,524)	(574)	(2,824)	(574)
Principal payments received on notes receivable	423	175	694	373
Net cash used in investing activities	(10,798)	(8,504)	(13,911)	(8,313)
Financing activities:
Borrowings under non-recourse debt	4,774	—	4,774	—
Repayments under non-recourse debt	(619)	(241)	(868)	(486)
Borrowings under acquisition facility	—	—	—	500
Repayments under acquisition facility	—	(500)	—	(1,000)
Selling commissions to affiliates	—	(1,144)	—	(1,918)
Syndication costs paid to Managing Member and affiliates	—	(476)	(36)	(858)
Distributions to Other Members	(1,893)	(1,123)	(3,784)	(2,023)
Distributions to Managing Member	(154)	(91)	(307)	(164)
Capital contributions	—	12,712	—	21,310
Repurchase of Units	(50)	—	(50)	—
Net cash provided by (used in) financing activities	2,058	9,137	(271)	15,361
Net (decrease) increase in cash and cash equivalents	(7,047)	1,270	(10,998)	7,393
Cash and cash equivalents at beginning of period	20,356	21,537	24,307	15,414
Cash and cash equivalents at end of period	$13,309	$22,807	$13,309	$22,807
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44	$41	$86	$76
Cash paid during the period for taxes	$53	$17	$53	$17
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$817	$588	$817	$588
Distributions payable to Managing Member at period-end	$66	$47	$66	$47
Syndication costs incurred, due to affiliated company	$—	$65	$—	$65
Purchases of equipment on operating leases	$—	$633	$—	$633
Securities acquired through net exercise of warrants	$—	$34	$—	$34

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

As of June 30, 2012, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,395,515 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $32 thousand of purchased securities at both June 30, 2012 and December 31, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 36 to 42 months and bear interest at rates ranging from 10.96% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

At June 30, 2012, the Company deemed a note with a principal balance of $250 thousand to be impaired. Accordingly, the Company recorded a fair value adjustment of $54 thousand, which reduced the cost basis of the impaired note to $196 thousand. Such note represents the sole note in non-accrual status at June 30, 2012. There were no notes impaired or in non-accrual status as of December 31, 2011.

As of June 30, 2012, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2012	$1,167
Year ending December 31, 2013	2,313
2014	1,758
2015	576
2016	15
5,829
Less: portion representing unearned interest income	(829)
5,000
Unamortized initial direct costs	22
Less: allowance for credit losses	(54)
Notes receivable, net	$4,968

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$4	$4	$7	$9
IDC amortization – lease assets	27	12	56	19
Total	$31	$16	$63	$28

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$17	$—	$—	$17
Provision for credit losses	—	—	10	—	—	10
Balance December 31, 2011	—	—	27	—	—	27
Provision for credit losses	—	—	2	54	—	56
Balance June 30, 2012	$—	$—	$29	$54	$—	$83

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

As of June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$5,022[1]	$905[2]	$5,927
Ending balance: individually evaluated for impairment	$5,022	$905	$5,927
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $22 of unamortized initial direct costs.
[2]	Includes $3 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,883[3]	$118[4]	$3,001
Ending balance: individually evaluated for impairment	$2,883	$118	$3,001
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $12 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$4,581	$2,871	$902	$116
Special mention	169	—	—	—
Substandard	250	—	—	—
Doubtful	—	—	—	—
Total	$5,000	$2,871	$902	$116

At June 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,000	$5,000	$—
Finance leases	29	—	—	29	873	902	—
Total	$29	$—	$—	$29	$5,873	$5,902	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,871	$2,871	$—
Finance leases	—	—	67	67	49	116	67
Total	$—	$—	$67	$67	$2,920	$2,987	$67

As discussed in note 3, the Company deemed a note to be impaired as of June 30, 2012 and recorded a fair value adjustment of $54 thousand, which reduced the cost basis of the impaired note to $196 thousand. There were no outstanding receivables associated with the impaired note. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2011.

At June 30, 2012, there were no investments in financing receivables past due more than 90 days. At December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$37,758	$10,948	$(4,020)	$44,686
Net investment in direct financing leases	116	919	(133)	902
Initial direct costs, net of accumulated amortization of $130 at June 30, 2012 and $73 at December 31, 2011	332	48	(56)	324
Total	$38,206	$11,915	$(4,209)	$45,912

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.2 million and $947 thousand for the respective three months ended June 30, 2012 and 2011, and $4.0 million and $1.6 million for the respective six months ended June 30, 2012 and 2011.

All of the Company’s leased property was acquired starting from December 2009 through June 30, 2012.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Transportation, rail	$13,889	$979	$(76)	$14,792
Materials handling	9,756	1,460	—	11,216
Transportation	7,820	—	—	7,820
Manufacturing	—	7,084	—	7,084
Construction	4,155	1,175	—	5,330
Mining	4,830	—	—	4,830
Research	2,391	—	—	2,391
Agriculture	310	278	—	588
Other	—	31	—	31
	43,151	11,007	(76)	54,082
Less accumulated depreciation	(5,393)	(4,020)	17	(9,396)
Total	$37,758	$6,987	$(59)	$44,686

The average estimated residual value for assets on operating leases was 35% and 36% of the assets’ original cost at June 30, 2012 and December 31, 2011, respectively.

There were no operating leases in non-accrual status at both June 30, 2012 and December 31, 2011. At December 31, 2011, the Company had certain operating leases with related receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, such receivables were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. As of December 31, 2011, such investment primarily consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$1,041	$110
Estimated residual values of leased equipment (unguaranteed)	17	17
Investment in direct financing leases	1,058	127
Less unearned income	(156)	(11)
Net investment in direct financing leases	$902	$116

As of June 30, 2012 and December 31, 2011, there were no investments in direct financing leases in non-accrual status.

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$5,775	$174	$5,949
Year ending December 31, 2013	11,236	337	11,573
2014	8,171	309	8,480
2015	3,901	221	4,122
2016	1,648	—	1,648
2017	1,170	—	1,170
Thereafter	277	—	277
	$32,178	$1,041	$33,219

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$1,144	$—	$1,918
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	486	14	870
Administrative costs reimbursed to Managing Member and/or affiliates	271	167	530	345
Asset management fees to Managing Member	137	62	251	116
Acquisition and initial direct costs paid to Managing Member	428	403	829	657
	$836	$2,262	$1,624	$3,906

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs for the three months ended June 30, 2012 as the offering terminated with final sales occurring during the fourth quarter of 2011. For the three months ended June 30, 2011, syndication costs totaled $1.6 million. Syndication costs were $14 thousand and $2.8 million for the respective six months ended June 30, 2012 and 2011.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At June 30, 2012 and December 31, 2011, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2012, gross operating lease rentals totaled approximately $7.0 million over the remaining lease terms; and the carrying value of the pledged assets is $9.7 million. The notes mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$1,599	$83	$1,682
Year ending December 31, 2013	3,262	103	3,365
2014	1,942	20	1,962
	$6,803	$206	$7,009

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of June 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	June 30, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(2,307)	(7,476)
Total remaining available under the working capital, acquisition and warehouse facilities	$57,693	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $55.9 million, 0.12 to 1, and 41.81 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2012 and 2011, as all outstanding borrowings under the Credit Facility have been repaid during the second quarter of 2011. Interest paid on outstanding amounts under the Credit Facility was nominal during the three and six months ended June 30, 2011.

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

As of June 30, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, the Company, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $2.3 million and $5.6 million were outstanding under the Warehouse Facility as of June 30, 2012 and December 31, 2011, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2012 and December 31, 2011 was $1.1 million and $2.9 million, respectively.

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $9.2 million and $2.3 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 8,395,515 and 8,402,515 Units were issued and outstanding at June 30, 2012 and December 31, 2011, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributions declared	$1,889	$1,237	$3,780	$2,241
Weighted average number of Units outstanding	8,397,284	5,495,471	8,399,900	4,981,855
Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.45

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

At June 30, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During the three and six months ended June 30, 2012, the Company recorded non-recurring adjustments to reflect the fair value of an impaired note receivable. There were no non-recurring fair value adjustments during the three and six months ended June 30, 2011.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During the three and six months ended June 30, 2012, the Company recorded $54 thousand of adjustments to reflect the fair value of an impaired note. Such adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no fair value adjustments recorded during any of the four quarters of 2011.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2012 (in thousands):

	June 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$196	$—	$—	$196

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,309	$13,309	$—	$—	$13,309
Notes receivable, net	4,968	—	—	4,968	4,968
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	6,803	—	—	6,819	6,819

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,307	$24,307
Notes receivable	2,883	2,883
Investment in securities	32	32
Financial liabilities:
Non-recourse debt	2,897	2,940

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million.

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

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had net losses of $638 thousand and $364 thousand for the three months ended June 30, 2012 and 2011, respectively. Results for the second quarter of 2012 reflect an increase in total operating expenses offset, in part, by an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2012 increased by $1.5 million, or 107%, as compared to the prior year period. The increase was largely due to the $1.5 million growth in operating lease revenues. Such growth was largely due to income derived from an approximate $26.5 million of operating lease assets acquired since June 30, 2011. In addition, interest income on notes receivable increased by $48 thousand due to revenues derived from $4.0 million of loans funded since June 30, 2011.

Expenses

Total expenses for the second quarter of 2012 increased by $1.8 million, or 100%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager, asset management fees paid to the Manager, provision for credit losses and outside services.

Depreciation expense increased by $1.3 million largely due to the increment of approximately $26.5 million of net equipment purchases for operating leases made since June 30, 2011. Cost reimbursed to the Manager increased by $104 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations; and, asset management fees paid to the Manager increased by $75 thousand mainly as a result of the increase in managed assets and related rents. Additionally, the provision for credit losses increased by $86 thousand largely due to a $54 thousand fair value adjustment relative to a note deemed impaired during the current year period, combined with an increase in reserves related to delinquent receivables. Finally, outside services increased by $75 thousand largely due to an increase in business developments costs.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net losses of $1.2 million and $612 thousand for the first six months of 2012 and 2011, respectively. Results for the first half of 2012 reflect an increase in total operating expenses offset, in part, by an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 increased by $2.7 million, or 102%, as compared to the prior year period. The increase was largely due to higher operating lease revenues. The increase in operating lease revenues totaled $2.7 million and was primarily attributable to income derived from approximately $26.5 million of operating lease assets acquired since June 30, 2011.

Expenses

Total expenses for the first half of 2012 increased by $3.3 million, or 101%, as compared to the prior year period. The increase was largely due to higher depreciation expense, acquisition expense, costs reimbursed to the Manager and affiliates, asset management fees to the Manager, professional fees, and outside services.

Depreciation expense increased by $2.4 million largely due to the increment of approximately $26.5 million of net equipment purchases for operating leases made since June 30, 2011. Acquisition expense was higher by $247 thousand as a result of the period over period increase in lease and loan originations, consistent with the growth in the Fund’s operations. Cost reimbursed to the Manager increased by $185 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations; and, asset management fees paid to the Manager increased by $135 thousand mainly as a result of the increase in managed assets and related rents. The increase in professional fees totaled $92 thousand and was largely due to the higher legal fees relative to the amendment of the Company’s line of credit agreement; and, the increase in outside services totaled $90 thousand was largely due to an increase in business developments costs.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $13.3 million and $24.3 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,693	$637	$3,184	$345
Investing activities	(10,798)	(8,504)	(13,911)	(8,313)
Financing activities	2,058	9,137	(271)	15,361
Net (decrease) increase in cash and cash equivalents	$(7,047)	$1,270	$(10,998)	$7,393

The three months ended June 30, 2012 versus the three months ended June 30, 2011

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Through the termination of the offering, cumulative subscription proceeds approximating $84.0 million, net of rescissions and repurchases, had been received. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during the three months ended June 30, 2012, the Company utilized $4.8 million of non-recourse debt to finance equipment purchases.

During the three months ended June 30, 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases. Total equipment purchased amounted to $8.7 million and $8.1 million for the respective three months ended June 30, 2012 and 2011. Cash was also used to pay distributions to both Other Members and the Managing Member totaling a combined $2.0 million and $1.2 million for the respective second quarters of 2012 and 2011. In addition, cash totaling $2.5 million and $574 thousand was used to fund investments in notes receivable during the respective second quarters of 2012 and 2011. Moreover, cash was used to partially pay down $619 thousand and $741 thousand of debt during the respective second quarters of 2012 and 2011; and, to pay invoices related to management fees and expenses. During the second quarter of 2011, cash was used to pay commissions and syndication costs totaling $1.6 million. There were no commissions paid or syndication costs during the current year period.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during the six months ended June 30, 2012, the Company utilized $4.8 million of non-recourse debt to finance equipment purchases. By comparison, the Company utilized $500 thousand of borrowings under its Credit Facility during the six months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases. Total equipment purchased amounted to $11.9 million and $9.0 million for the respective six months ended June 30, 2012 and 2011. Cash was also used to pay distributions to both Other Members and the Managing Member, and to pay commissions and syndication costs associated with the offering. Distributions paid totaled a combined $4.1 million and $2.2 million for the respective six months ended June 30, 2012 and 2011; while combined commissions and syndication costs totaled $36 thousand and $2.8 million for the same comparative periods. Additionally, cash totaling $2.8 million and $574 thousand was used to fund investments in notes receivable during the respective six months ended June 30, 2012 and 2011. Moreover, cash was used to partially pay down $868 thousand and $1.5 million of debt during the respective six months ended June 30, 2012 and 2011; and, to pay invoices related to management fees and expenses.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $60 million and expires in June 2013. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At June 30, 2012, the Company has no outstanding borrowings under the acquisition facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of June 30, 2012, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $55.9 million, 0.12 to 1, and 41.81 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2012 (in thousands):

Net loss – GAAP basis	$(2,058)
Interest expense	154
Depreciation and amortization	6,884
Amortization of initial direct costs	117
Provision for credit losses	80
Principal payments received on direct financing leases	153
Principal payments received on notes receivable	1,108
EBITDA (for Credit Facility financial covenant calculation only)	$6,438

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

Non-Recourse Long-Term Debt

As of June 30, 2012, the Company had non-recourse long-term debt totaling $6.8 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of May 31, 2012, and paid through June 30, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2012 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income	Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—	$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—	2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—	4,855		0.87	5,597,722
Dec 2011 – May 2012	Jan – Jun 2012	3,784		—	3,784		0.45	8,401,061
		$10,642		$—	$10,642		$2.22
Source of distributions
Lease and loan payments received		$8,642	81.21%	$—	$8,642	81.21%
Interest income		—	0.00%	—	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	18.79%	—	2,000	18.79%
		$10,642	100.00%	$—	$10,642	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, and December 1, 2011 – May 31, 2012, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $9.2 million and $2.3 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	8,402,515	$84,025
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$1,260	$6,302	$7,562
Other syndication costs	—	4,022	4,022
Total expenses	$1,260	$10,324	$11,584
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$72,441
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$278	$62,226	$62,504*
Investment in notes receivable	53	9,884	9,937*
	$331	$72,110	$72,441
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$—
*	Includes amounts expended and committed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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