Form 10-Q
period 2012-09-30
ATEL 14, LLC
filed 2012-11-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 8,395,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$5,588	$24,307
Accounts receivable, net allowance for doubtful accounts of $9 at September 30, 2012 and $27 at December 31, 2011	310	222
Notes receivable, net of unearned interest income of $824 and allowance for credit losses of $54 at September 30, 2012 and net of unearned interest income of $470 at December 31,2011	5,483	2,883
Investment in securities	33	32
Investments in equipment and leases, net of accumulated depreciation of $11,733 at September 30, 2012 and $5,393 at December 31, 2011	49,418	38,206
Prepaid expenses and other assets	192	83
Total assets	$61,024	$65,733
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$67	$102
Affiliates	163	308
Accrued distributions to Other Members	816	821
Other	170	99
Deposits due lessees	25	4
Non-recourse debt	6,006	2,897
Unearned operating lease income	288	267
Total liabilities	7,535	4,498
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	53,489	61,235
Total Members’ capital	53,489	61,235
Total liabilities and Members’ capital	$61,024	$65,733

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating lease income	$2,939	$1,796	$8,042	$4,190
Direct financing leases	23	2	69	4
Notes receivable interest income	161	69	349	221
Gain on sales of lease assets and early termination of notes receivable	—	—	17	76
(Loss) gain on sales or dispositions of securities	—	(2)	—	32
Other	23	—	59	4
Total revenues	3,146	1,865	8,536	4,527
Expenses:
Depreciation of operating lease assets	2,341	1,285	6,361	2,920
Asset management fees to Managing Member	149	84	400	200
Acquisition expense	326	285	1,125	837
Cost reimbursements to Managing Member and/or affiliates	311	228	841	573
(Reversal of) provision for credit losses	(20)	52	36	38
Amortization of initial direct costs	34	24	97	52
Interest expense	43	38	127	119
Professional fees	80	28	241	97
Outside services	16	9	116	19
Taxes on income and franchise fees	18	8	64	26
Bank charges	41	51	152	118
Railcar maintenance	124	111	373	414
Other	39	49	157	113
Total operating expenses	3,502	2,252	10,090	5,526
Net loss	$(356)	$(387)	$(1,554)	$(999)
Net income (loss):
Managing Member	$154	$125	$460	$307
Other Members	(510)	(512)	(2,014)	(1,306)
	$(356)	$(387)	$(1,554)	$(999)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.07)	$(0.24)	$(0.23)
Weighted average number of Units outstanding	8,395,515	6,885,394	8,398,427	5,623,341

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(In Thousands Except Per Unit Data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2010	4,051,543	$30,773	$—	$30,773
Capital contributions	4,352,972	43,530	—	43,530
Rescissions of Units	(2,000)	(19)	—	(19)
Less selling commissions to affiliates	—	(3,916)	—	(3,916)
Syndication costs	—	(1,525)	—	(1,525)
Distributions to Other Members ($0.90 per Unit)	—	(5,676)	—	(5,676)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(1,932)	460	(1,472)
Balance December 31, 2011	8,402,515	61,235	—	61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.67 per Unit)	—	(5,668)	—	(5,668)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(2,014)	460	(1,554)
Balance September 30, 2012	8,395,515	$53,489	$—	$53,489

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net loss	$(356)	$(387)	$(1,554)	$(999)
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	—	—	(17)	(76)
Depreciation of operating lease assets	2,341	1,285	6,361	2,920
Amortization of initial direct costs	34	24	97	52
(Reversal of) provision for credit losses	(20)	52	36	38
Loss (gain) on sales or dispositions of securities	—	2	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	(26)	21	(70)	(66)
Prepaid expenses and other assets	(55)	(33)	(109)	(16)
Accounts payable, Managing Member	(2)	(4)	(12)	1
Accounts payable, other	(421)	45	71	(693)
Accrued liabilities, affiliates	27	1	(145)	287
Deposits due lessees	—	4	21	4
Unearned operating lease income	(6)	143	21	78
Net cash provided by operating activities	1,516	1,153	4,700	1,498
Investing activities:
Purchases of equipment on operating leases	(5,941)	(15,216)	(16,948)	(24,225)
Purchases of equipment on direct financing leases	—	(65)	(919)	(75)
Purchase of securities	(1)	—	(1)	—
Proceeds from sales of lease assets and early termination of notes receivable	8	—	84	953
Receipts from affiliates	—	—	—	99
Payments of initial direct costs	(22)	(197)	(86)	(354)
Principal payments received on direct financing leases	64	9	197	21
Note receivable advances	(1,032)	(55)	(3,856)	(629)
Proceeds from sale of securities	—	32	—	32
Principal payments received on notes receivable	527	205	1,221	578
Net cash used in investing activities	(6,397)	(15,287)	(20,308)	(23,600)
Financing activities:
Borrowings under non-recourse debt	—	—	4,774	—
Repayments under non-recourse debt	(797)	(244)	(1,665)	(730)
Borrowings under acquisition facility	—	—	—	500
Repayments under acquisition facility	—	—	—	(1,000)
Selling commissions to affiliates	—	(1,443)	—	(3,361)
Syndication costs paid to Managing Member and affiliates	—	(440)	(36)	(1,298)
Distributions to Other Members	(1,889)	(1,427)	(5,673)	(3,450)
Distributions to Managing Member	(154)	(116)	(461)	(280)
Capital contributions	—	16,030	—	37,340
Repurchase of Units	—	—	(50)	—
Net cash (used in) provided by financing activities	(2,840)	12,360	(3,111)	27,721
Net (decrease) increase in cash and cash equivalents	(7,721)	(1,774)	(18,719)	5,619
Cash and cash equivalents at beginning of period	13,309	22,807	24,307	15,414
Cash and cash equivalents at end of period	$5,588	$21,033	$5,588	$21,033
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44	$37	$130	$113
Cash paid during the period for taxes	$—	$—	$53	$17
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$711	$816	$711
Distributions payable to Managing Member at period-end	$66	$58	$66	$58
Syndication costs incurred, due to affiliated company	$—	$133	$—	$133
Purchases of equipment on operating leases	$—	$807	$—	$807

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

As of September 30, 2012, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,395,515 Units were issued and outstanding.

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

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $33 thousand and $32 thousand of purchased securities at September 30, 2012 and December 31, 2011, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 17 to 42 months and bear interest at rates ranging from 5.80% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

During the second quarter of 2012, a note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $54 thousand which reduced the cost basis of the impaired note. As of September 30, 2012, such estimated impairment remained unchanged. As of the same date, the note reflects a principal balance and net investment balance outstanding of $201 thousand and $147 thousand, respectively. There were no notes impaired or in non-accrual status as of December 31, 2011.

As of September 30, 2012, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2012	$657
Year ending December 31, 2013	2,620
2014	2,334
2015	704
2016	15
6,330
Less: portion representing unearned interest income	(824)
5,506
Unamortized initial direct costs	31
Less: allowance for credit losses	(54)
Notes receivable, net	$5,483

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$6	$4	$13	$13
IDC amortization – lease assets	28	20	84	39
Total	$34	$24	$97	$52

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$17	$—	$—	$17
Provision for credit losses	—	—	10	—	—	10
Balance December 31, 2011	—	—	27	—	—	27
(Reversal of provision) provision for credit losses	—	—	(18)	54	—	36
Balance September 30, 2012	$—	$—	$9	$54	$—	$63

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

As of September 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$5,537[1]	$840[2]	$6,377
Ending balance: individually evaluated for impairment	$5,537	$840	$6,377
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $31 of unamortized initial direct costs.
[2]	Includes $2 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,883[3]	$118[4]	$3,001
Ending balance: individually evaluated for impairment	$2,883	$118	$3,001
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $12 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

At September 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$5,506	$2,871	$838	$116
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$5,506	$2,871	$838	$116

At September 30, 2012 and December 31, 2011, the investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$5,506	$5,506	$—
Finance leases	—	—	—	—	838	838	—
Total	$—	$—	$—	$—	$6,344	$6,344	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,871	$2,871	$—
Finance leases	—	—	67	67	49	116	67
Total	$—	$—	$67	$67	$2,920	$2,987	$67

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As discussed in note 3, the Company deemed a note to be impaired and recorded a fair value adjustment of $54 thousand during the second quarter of 2012 to reduce the cost basis of the impaired note. As of September 30, 2012, such estimated impairment remained unchanged. As of the same date, the note reflects a principal balance and net investment balance outstanding of $201 thousand and $147 thousand, respectively. There were no outstanding receivables associated with the impaired note as of September 30, 2012. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2011.

At September 30, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days. At December 31, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$37,758	$16,881	$(6,361)	$48,278
Net investment in direct financing leases	116	919	(197)	838
Initial direct costs, net of accumulated amortization of $157 at September 30, 2012 and $73 at December 31, 2011	332	54	(84)	302
Total	$38,206	$17,854	$(6,642)	$49,418

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and nine months ended September 30, 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.3 million and $1.3 million for the respective three months ended September 30, 2012 and 2011, and $6.4 million and $2.9 million for the respective nine months ended September 30, 2012 and 2011.

All of the Company’s leased property was acquired starting from December 2009 through September 30, 2012.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Transportation, rail	$13,889	$1,792	$(88)	$15,593
Manufacturing	—	11,971	—	11,971
Materials handling	9,756	1,473	—	11,229
Transportation	7,820	—	—	7,820
Mining	4,830	—	—	4,830
Construction	4,155	1,403	—	5,558
Research	2,391	—	—	2,391
Agriculture	310	278	—	588
Other	—	31	—	31
	43,151	16,948	(88)	60,011
Less accumulated depreciation	(5,393)	(6,361)	21	(11,733)
Total	$37,758	$10,587	$(67)	$48,278

The average estimated residual value for assets on operating leases was 36% of the assets’ original cost at September 30, 2012 and December 31, 2011.

There were no operating leases in non-accrual status at both September 30, 2012 and December 31, 2011. At December 31, 2011, the Company had certain operating leases with related receivables aged 90 days or more that had not been placed on non-accrual status. In accordance with Company policy, such receivables were fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Direct financing leases:

As of September 30, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. As of December 31, 2011, such investment primarily consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$954	$110
Estimated residual values of leased equipment (unguaranteed)	17	17
Investment in direct financing leases	971	127
Less unearned income	(133)	(11)
Net investment in direct financing leases	$838	$116

As of September 30, 2012 and December 31, 2011, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$2,969	$87	$3,056
Year ending December 31, 2013	11,560	337	11,897
2014	8,440	309	8,749
2015	4,076	221	4,297
2016	1,784	—	1,784
2017	1,306	—	1,306
Thereafter	504	—	504
	$30,639	$954	$31,593

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$1,443	$—	$3,361
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	510	14	1,380
Administrative costs reimbursed to Managing Member and/or affiliates	311	228	841	573
Asset management fees to Managing Member	149	84	400	200
Acquisition and initial direct costs paid to Managing Member	347	399	1,176	1,056
	$807	$2,664	$2,431	$6,570

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs for the three months ended September 30, 2012 as the offering terminated with final sales occurring during the fourth quarter of 2011. For the three months ended September 30, 2011, syndication costs totaled $2.0 million. Syndication costs were $14 thousand and $4.7 million for the respective nine months ended September 30, 2012 and 2011.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At September 30, 2012 and December 31, 2011, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At September 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2012, gross operating lease rentals totaled approximately $6.2 million over the remaining lease terms; and the carrying value of the pledged assets is $9.0 million. The notes mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2012	802	39	841
Year ending December 31, 2013	3,262	103	3,365
2014	1,942	20	1,962
	$6,006	$162	$6,168

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of September 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	September 30, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,025)	(7,476)
Total remaining available under the working capital, acquisition and warehouse facilities	$58,975	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $53.5 million, 0.11 to 1, and 49.32 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2012 and December 31, 2011, as all outstanding borrowings under the Credit Facility had been repaid during the second quarter of 2011. Interest paid on outstanding amounts under the Credit Facility was nominal through June 30, 2011.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, the Company, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $2.9 million.

10. Commitments:

The terms of the Operating Agreement provides that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At September 30, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $10.6 million and $3.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ capital:

A total of 8,395,515 and 8,402,515 Units were issued and outstanding at September 30, 2012 and December 31, 2011, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributions declared	$1,888	$1,550	$5,668	$3,791
Weighted average number of Units outstanding	8,395,515	6,885,394	8,398,427	5,623,341
Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.67

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

At September 30, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During the first six months of 2012, the Company recorded non-recurring adjustments to reflect the fair value of an impaired note receivable. There were no non-recurring fair value adjustments during the subsequent three months ended September 30, 2012. Further, there were no such adjustments during the nine months ended September 30, 2011.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During the first six months of 2012, the Company recorded $54 thousand of adjustments to reflect the fair value of an impaired note. Such adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no non-recurring fair value adjustments during the subsequent three months ended September 30, 2012. Further, there were no such adjustments during any of the four quarters of 2011.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2012 (in thousands):

	September 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis: Impaired notes receivable, net	$147	$—	$—	$147

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,588	$5,588	$—	$—	$5,588
Notes receivable, net	5,483	—	—	5,483	5,483
Investment in securities	33	—	—	33	33
Financial liabilities:
Non-recourse debt	6,006	—	—	6,026	6,026

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,307	$24,307
Notes receivable, net	2,883	2,883
Investment in securities	32	32
Financial liabilities:
Non-recourse debt	2,897	2,940

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

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Company had net losses of $356 thousand and $387 thousand for the three months ended September 30, 2012 and 2011, respectively. Results for the third quarter of 2012 reflect an increase in total revenues offset, in part, by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2012 increased by $1.3 million, or 69%, as compared to the prior year period. The increase was largely due to a $1.1 million growth in operating lease revenues. Such growth was largely due to income derived from an approximate $17.2 million of operating lease assets acquired since September 30, 2011. In addition, interest income on notes receivable increased by $92 thousand due to revenues derived from $4.9 million of loans funded since September 30, 2011.

Expenses

Total expenses for the third quarter of 2012 increased by $1.3 million, or 56%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager, asset management fees paid to the Manager and professional fees offset, in part, by a decline in the provision for credit losses.

Depreciation expense increased by $1.1 million largely due to the increment of approximately $17.2 million of net equipment purchases for operating leases made since September 30, 2011. Cost reimbursed to the Manager increased by $83 thousand primarily due to an increase in costs allocated by the Manager consistent with the Fund’s expanded operations. In addition, asset management fees paid to the Manager increased by $65 thousand mainly as a result of the increase in managed assets and related rents; and, professional fees were higher by $52 thousand due to the increase in audit-related fees.

The aforementioned increases in expenses were partially offset by a $72 thousand decrease in the provision for credit losses. Such decrease in the provision reflects recovery of amounts previously reserved.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Company had net losses of $1.6 million and $999 thousand for the first nine months of 2012 and 2011, respectively. Results for the first nine months of 2012 reflect an increase in total operating expenses offset, in part, by an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 increased by $4.0 million, or 89%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable. Operating lease revenues increased by $3.9 million largely due to income derived from approximately $17.2 million of operating lease assets acquired since September 30, 2011; and interest income on notes receivable increased by $128 thousand as a result of revenues derived from $4.9 million of loans funded since September 30, 2011.

Expenses

Total expenses for the first nine months of 2012 increased by $4.6 million, or 83%, as compared to the prior year period. The increase was largely due to higher depreciation expense, acquisition expense, costs reimbursed to the Manager and/or affiliates, asset management fees to the Manager, professional fees, and outside services.

Depreciation expense increased by $3.4 million largely due to the increment of approximately $17.2 million of net equipment purchases for operating leases made since September 30, 2011. Acquisition expense was higher by $288 thousand due to a period over period reduction in capitalized costs relative to lease and loan originations. Costs reimbursed to the Manager increased by $268 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations; and, asset management fees paid to the Manager increased by $200 thousand mainly as a result of the increase in managed assets and related rents. Further, professional fees increased by $144 thousand largely due to higher audit and tax-related fees coupled with increased legal fees relative to the amendment of the Company’s line of credit agreement; and, outside services increased by $97 thousand mainly due to an increase in business development costs.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $5.6 million and $24.3 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,516	$1,153	$4,700	$1,498
Investing activities	(6,397)	(15,287)	(20,308)	(23,600)
Financing activities	(2,840)	12,360	(3,111)	27,721
Net (decrease) increase in cash and cash equivalents	$(7,721)	$(1,774)	$(18,719)	$5,619

The three months ended September 30, 2012 versus the three months ended September 30, 2011

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

During the three months ended September 30, 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases. Total equipment purchased amounted to $5.9 million and $15.3 million for the respective third quarters of 2012 and 2011. During the same comparative periods, cash was also used to pay distributions to both Other Members and the Managing Member totaling $2.0 million and $1.5 million; and, to fund investments in notes receivable totaling $1.0 million and $55 thousand. In addition, cash was used to pay down $797 thousand and $244 thousand of debt during the respective third quarters of 2012 and 2011; and, to pay invoices related to management fees and expenses. During the third quarter of 2011, cash was used to pay commissions and syndication costs totaling $1.9 million. There were no commissions paid or syndication costs during the current year period.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during the nine months ended September 30, 2012, the Company utilized $4.8 million of non-recourse debt to finance equipment purchases. By comparison, the Company utilized $500 thousand of borrowings under its Credit Facility during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases. Total equipment purchased amounted to $17.9 million and $24.3 million for the respective nine months ended September 30, 2012 and 2011. Cash was also used to pay distributions to both Other Members and the Managing Member, and to pay commissions and syndication costs associated with the offering. Distributions paid totaled $6.1 million and $3.7 million for the respective nine months ended September 30, 2012 and 2011; while combined commissions and syndication costs totaled $36 thousand and $4.7 million for the same comparative periods. Additionally, cash totaling $3.9 million and $629 thousand was used to fund investments in notes receivable during the respective nine months ended September 30, 2012 and 2011. Further, cash was used to pay down $1.7 million of debt for each of the nine months ended September 30, 2012 and 2011; and, to pay invoices related to management fees and expenses.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility is for an amount up to $60 million and expires in June 2013. During the third quarter of 2010, the Company amended its Master Borrowing Agreement with respect to the Warehouse Facility to suspend its participation in such Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At September 30, 2012, the Company has no outstanding borrowings under the acquisition facility. Commencing with the third quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of September 30, 2012, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $53.5 million, 0.11 to 1, and 49.32 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2012 (in thousands):

Net loss – GAAP basis	$(2,027)
Interest expense	159
Depreciation and amortization	7,940
Amortization of initial direct costs	127
Provision for credit losses	8
Principal payments received on direct financing leases	205
Principal payments received on notes receivable	1,430
EBITDA (for Credit Facility financial covenant calculation only)	$7,842

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

Non-Recourse Long-Term Debt

As of September 30, 2012, the Company had non-recourse long-term debt totaling $6.0 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of August 31, 2012, and paid through September 30, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions - Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2012 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		n/a	n/a
	Jan 2010 –
Dec 2009 – Dec 2010	Jan 2011	2,003		—		2,003		$0.90	2,214,171
	Feb 2011 –
Jan 2011 – Nov 2011	Dec 2011	4,855		—		4,855		0.87	5,597,722
	Jan – Sept
Dec 2011 – Aug 2012	2012	5,673		—		5,673		0.68	8,401,061
		$12,531		$—		$12,531		$2.45
Source of distributions
Lease and loan payments received		$10,531	84.04%	$—	0.00%	$10,531	84.04%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	15.96%	—	0.00%	2,000	15.96%
		$12,531	100.00%	$—	0.00%	$12,531	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, and December 1, 2011 – August 31, 2012, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $10.6 million and $3.5 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 7, 2009; File Number: 333-159578
(2)	Offering commenced: October 7, 2009
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	8,402,515	$84,025
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$1,260	$6,302	$7,562
Other syndication costs	—	4,022	4,022
Total expenses	$1,260	$10,324	$11,584
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$72,441
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$278	$62,226	$62,504*
Investment in notes receivable	53	9,884	9,937*
	$331	$72,110	$72,441
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$—
*	Includes amounts expended and committed.

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

31.1       Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2       Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1       Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2       Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*   XBRL Instance Document
101.SCH*  XBRL Taxonomy Extension Schema Document
101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*  XBRL Taxonomy Extension Label Linkbase Document
101.PRE*   XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*   XBRL Taxonomy Extension Definition Linkbase Document

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly
       Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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