Form 10-K
period 2012-12-31
ATEL 14, LLC
filed 2013-03-15
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 333-159578

ATEL 14, LLC

(Exact name of registrant as specified in its charter)

California	26-4695354
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 8,395,515.

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

As of December 31, 2012, cumulative contributions, net of rescissions, totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received and 8,395,515 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2012, the Company had purchased equipment with a total acquisition price of $67.7 million. The Company had also funded investments in notes receivable totaling $11.9 million through December 31, 2012.

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

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
IBM Corporation	Research	20%	*
Cummins	Materials handling	16%	16%
Nomac Drilling	Mining	*	17%
Mosaic Crop Nutrition, LLC	Transportation, rail	*	16%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$21,476	31.71%
Materials handling	12,304	18.16%
Manufacturing	11,533	17.03%
Transportation	7,820	11.54%
Construction	5,696	8.41%
Mining	4,830	7.13%
Research	2,516	3.71%
Other	1,561	2.31%
	$67,736	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$24,251	35.80%
Wholesale, nondurable goods	8,910	13.15%
Agriculture	8,272	12.21%
Natural gas	4,830	7.13%
Food products	4,651	6.87%
Transportation, rail	4,220	6.23%
Construction	2,348	3.47%
Utilities	2,124	3.14%
Retail	1,717	2.53%
Lumber/Wood products	1,470	2.17%
Waste recycling	1,227	1.81%
Apparel/Accessories	940	1.39%
Other	2,776	4.10%
	$67,736	100.00%

From inception to December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$154	$142	$71

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$2,655	22.40%
Manufacturing	2,496	21.06%
Reseach	1,695	14.30%
Vending equipment	1,000	8.44%
Furniture & fixtures	700	5.91%
Chemical processing	300	2.53%
Other	3,007	25.36%
	$11,853	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,700	31.22%
Business services	2,594	21.88%
Electronics	1,767	14.91%
Refuse systems	1,000	8.44%
Internet Services	985	8.31%
Chemicals/Allied products	946	7.98%
Health services	500	4.22%
Lab equipment	361	3.04%
	$11,853	100.00%

From inception to December 31, 2012, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Research	$1,028	$939	$249

For further information regarding the Company’s note receivable portfolio as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 2,172 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2012. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2012 valuation date. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions in December 2009. Additional distributions have been consistently made through December 31, 2012. The rate for monthly distributions from 2012 operations was $0.075 per Unit for the period from January through December 2012. Likewise, the rate for monthly distributions from 2011 operations was $0.075 per Unit for the period from January through December 2011. The rate for each of the quarterly distributions paid in 2012 and 2011 was $0.225 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2012, and paid through December 31, 2012. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund on a cash basis from inception through December 31, 2012 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital	Distribution of Income	Total Distribution	Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—	$—	$—	$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003	—	2,003	0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855	—	4,855	0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562	—	7,562	0.90	8,400,238
		$14,420	$—	$14,420	$2.67

Source of distributions
Lease and loan payments received	$12,420	86.13%	$—	0.00%	$12,420	86.13%
Interest Income	—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans	2,000	13.87%	—	0.00%	2,000	13.87%
	$14,420	100.00%	$—	0.00%	$14,420	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable periods.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – November 30, 2011 and December 1, 2011 – November 30, 2012, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of December 31, 2012, a total of 8,395,515 Units remain issued and outstanding.

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

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2012	2011
Manufacturing	36%	26%
Wholesale, nondurable goods	11%	20%
Agriculture	10%	15%
Natural gas	*	11%
Food products	*	11%
*	Less than 10%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
IBM Corporation	Research	20%	*
Cummins	Materials handling	16%	16%
Nomac Drilling	Mining	*	17%
Mosaic Crop Nutrition, LLC	Transportation, rail	*	16%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2012. The utilization percentage of existing assets under lease was 100% at both December 31, 2012 and 2011.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2012 versus 2011

The Company had net losses of $1.9 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively. Results for 2012 reflect increases in both total operating expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2012 increased by $5.2 million, or 78%, as compared to prior year. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable. Operating lease revenues increased by $4.9 million largely due to income derived from approximately $23.5 million of operating lease assets acquired since December 31, 2011; and, interest income on notes receivable increased by $259 thousand as a result of revenues derived from $7.0 million of loans funded since December 31, 2011.

Expenses

Total expenses for 2012 increased by $5.7 million, or 70%, as compared to prior year. The increase was largely due to higher depreciation expense, costs reimbursed to the Manager and/or affiliates, asset management fees to the Manager, acquisition expense, professional fees, and other expense.

Depreciation expense increased by $4.4 million largely due to the increment of approximately $23.5 million of net equipment purchases for operating leases made since December 31, 2011. Costs reimbursed to the Manager and/or affiliates were higher by $417 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations. Asset management fees paid to the Manager increased by $228 thousand mainly as a result of the increase in managed assets and related rents; and, acquisition expense was higher by $159 thousand due to a year over year increase in lease and loan originations. Further, professional fees increased by $93 thousand largely due to higher audit and tax-related fees coupled with increased legal fees relative to the amendment of the Company’s line of credit agreement; and, other expense increased by $89 thousand mainly due to increases in business development costs, railcar insurance costs, and property taxes.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $9.4 million and $24.3 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$7,157	$2,729
Investing activities	(29,145)	(24,751)
Financing activities	7,119	30,915
Net (decrease) increase in cash and cash equivalents	$(14,869)	$8,893

2012 versus 2011

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during 2012, the Company utilized $13.7 million of non-recourse debt and $6.2 million of borrowings under its Credit Facility to finance equipment purchases. By comparison, the Company utilized $500 thousand of borrowings under its Credit Facility during 2011.

During 2012 and 2011, cash was primarily used to purchase equipment for long-term operating and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $24.2 million and $24.6 million for the years ended December 31, 2012 and 2011, respectively; while total loans funded amounted to $7.0 million for 2012 and $1.7 million for the prior year. Cash was also used to pay distributions to both Other Members and the Managing Member, and to pay commissions and syndication costs associated with the offering. Distributions paid totaled $8.2 million and $5.6 million for 2012 and 2011; respectively, while combined commissions and syndication costs totaled $36 thousand and $5.5 million for the same comparative periods. Moreover, cash was used to pay down $4.5 million and $2.0 million of debt for 2012 and 2011, respectively; and, to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility is for an amount up to $60 million and expires in June 2014. During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At December 31, 2012, the Company had $4.2 million of outstanding borrowings under the Acquisition Facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2012, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $51.1 million, 0.36 to 1, and 53.43 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2012 (in thousands):

Net loss – GAAP basis	$(1,929)
Interest expense	175
Depreciation and amortization	8,881
Amortization of initial direct costs	133
Provision for credit losses	27
Principal payments received on direct financing leases	263
Principal payments received on notes receivable	1,800
EBITDA (for Credit Facility financial covenant calculation only)	$9,350

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

Non-Recourse Long-Term Debt

As of December 31, 2012 and 2011, the Company had non-recourse long-term debt totaling $14.1 million and $2.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.3 million and $1.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$9,438	$24,307
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2012 and $27 at December 31, 2011	197	222
Notes receivable, net of unearned interest income of $1,307 and allowance for credit losses of $54 at December 31, 2012 and net of unearned interest income of $470 at December 31,2011	8,060	2,883
Investment in securities	33	32
Investments in equipment and leases, net of accumulated depreciation of $14,251 at December 31, 2012 and $5,393 at December 31, 2011	53,311	38,206
Prepaid expenses and other assets	146	83
Total assets	$71,185	$65,733
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$71	$102
Affiliates	108	308
Accrued distributions to Other Members	816	821
Other	426	99
Deposits due lessees	105	4
Non-recourse debt	14,057	2,897
Acquisition facility obligation	4,220	—
Unearned operating lease income	310	267
Total liabilities	20,113	4,498
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	51,072	61,235
Total Members’ capital	51,072	61,235
Total liabilities and Members’ capital	$71,185	$65,733

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing and lending activities:
Operating lease income	$11,177	$6,272
Direct financing leases	91	7
Notes receivable interest income	551	292
Gain on sales of lease assets and early termination of notes receivable	19	76
Gain on sales or dispositions of securities	—	32
Interest income	—	6
Other	96	17
Total revenues	11,934	6,702
Expenses:
Depreciation of operating lease assets	8,881	4,499
Asset management fees to Managing Member	562	334
Acquisition expense	1,335	1,176
Cost reimbursements to Managing Member and affiliates	1,246	829
Provision for credit losses	27	10
Amortization of initial direct costs	133	82
Interest expense	175	151
Professional fees	273	180
Outside services	145	37
Taxes on income and franchise fees	91	35
Bank charges	190	176
Railcar maintenance	563	512
Other	242	153
Total operating expenses	13,863	8,174
Net loss	$(1,929)	$(1,472)
Net income (loss):
Managing Member	$613	$460
Other Members	(2,542)	(1,932)
	$(1,929)	$(1,472)
Net loss per Limited Liability Company Unit (Other Members)	$(0.30)	$(0.31)
Weighted average number of Units outstanding	8,397,810	6,311,360

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	4,051,543	$30,773	$—	$30,773
Capital contributions	4,352,972	43,530	—	43,530
Rescissions of Units	(2,000)	(19)	—	(19)
Less selling commissions to affiliates	—	(3,916)	—	(3,916)
Syndication costs	—	(1,525)	—	(1,525)
Distributions to Other Members ($0.90 per Unit)	—	(5,676)	—	(5,676)
Distributions to Managing Member	—	—	(460)	(460)
Net (loss) income	—	(1,932)	460	(1,472)
Balance December 31, 2011	8,402,515	61,235	—	61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.90 per Unit)	—	(7,557)	—	(7,557)
Distributions to Managing Member	—	—	(613)	(613)
Net (loss) income	—	(2,542)	613	(1,929)
Balance December 31, 2012	8,395,515	$51,072	$—	$51,072

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
Operating activities:
Net loss	$(1,929)	$(1,472)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(19)	(76)
Depreciation of operating lease assets	8,881	4,499
Amortization of initial direct costs	133	82
Provision for credit losses	27	10
Gain on sales or dispositions of securities	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	52	(44)
Prepaid expenses and other assets	(63)	11
Accounts payable, Managing Member	(9)	35
Accrued distributions to Other Members	—	—
Accounts payable, other	140	(769)
Accrued liabilities, affiliates	(200)	337
Deposits due lessees	101	4
Unearned operating lease income	43	144
Net cash provided by operating activities	7,157	2,729
Investing activities:
Purchases of equipment on operating leases	(23,268)	(24,486)
Purchases of equipment on direct financing leases	(919)	(75)
Purchase of securities	(1)	(32)
Proceeds from sales of lease assets and early termination of notes receivable	128	953
Receipts from affiliates	—	99
Payments of initial direct costs	(101)	(356)
Principal payments received on direct financing leases	263	32
Note receivable advances	(7,047)	(1,705)
Proceeds from sale of securities	—	32
Principal payments received on notes receivable	1,800	787
Net cash used in investing activities	(29,145)	(24,751)
Financing activities:
Borrowings under non-recourse debt	13,672	—
Repayments under non-recourse debt	(2,512)	(977)
Borrowings under acquisition facility	6,220	500
Repayments under acquisition facility	(2,000)	(1,000)
Selling commissions to affiliates	—	(3,916)
Syndication costs paid to Managing Member	(36)	(1,554)
Distributions to Other Members	(7,562)	(5,225)
Distributions to Managing Member	(613)	(424)
Capital contributions	—	43,530
Repurchase or rescissions of Units	(50)	(19)
Net cash provided by financing activities	7,119	30,915
Net (decrease) increase in cash and cash equivalents	(14,869)	8,893
Cash and cash equivalents at beginning of year	24,307	15,414
Cash and cash equivalents at end of year	$9,438	$24,307
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$171	$147
Cash paid during the year for taxes	$68	$17
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$816	$821
Distributions payable to Managing Member at year-end	$66	$67
Purchases of equipment on operating leases	$187	$—

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

As of December 31, 2012, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,395,515 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2012 and 2011, and as of December 31, 2012 and 2011, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $33 thousand and $32 thousand of purchased securities at December 31, 2012 and 2011, respectively.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012 and 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2011, the Company acquired equity securities relative to the net exercise of warrants associated with shares of a venture company. Such net exercise of warrants resulted in a $34 thousand gain which was partially offset by a $2 thousand loss on the subsequent sale of the aforementioned securities.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $91 thousand and $35 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$51,072	$61,235
Tax basis of net assets (unaudited)	50,938	66,917
Difference	$134	$(5,682)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net loss per financial statements	$(1,929)	$(1,472)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6,227)	(5,933)
Provision for losses and doubtful accounts	(27)	10
Adjustments to revenues	303	24
Adjustments to gain on sales of assets	16	5
Other	109	176
Loss per federal tax return (unaudited)	$(7,755)	$(7,190)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2012	2011
Manufacturing	36%	26%
Wholesale, nondurable goods	11%	20%
Agriculture	10%	15%
Natural gas	*	11%
Food products	*	11%
*	Less than 10%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
IBM Corporation	Research	20%	*
Cummins	Materials handling	16%	16%
Nomac Drilling	Mining	*	17%
Mosaic Crop Nutrition, LLC	Transportation, rail	*	16%
*	Less than 10%

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

During the second quarter of 2012, a note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $54 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, such estimated impairment remained unchanged. As of such date, the note reflects a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. There were no notes in non-accrual status as of December 31, 2012, and no notes impaired or in non-accrual status as of December 31, 2011.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2012, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2013	$3,772
2014	3,447
2015	1,756
2016	415
9,390
Less: portion representing unearned interest income	(1,307)
8,083
Unamortized initial direct costs	31
Less: allowance for credit losses	(54)
Notes receivable, net	$8,060

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	For the Year Ended December 31,
	2012	2011
IDC amortization – notes receivable	$21	$19
IDC amortization – lease assets	112	63
Total	$133	$82

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$17	$—	$—	$17
Provision for credit losses	—	—	10	—	—	10
Balance December 31, 2011	—	—	27	—	—	27
(Reversal of) provision for credit losses	—	—	(27)	54	—	27
Balance December 31, 2012	$—	$—	$—	$54	$—	$54

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

As of December 31, 2012 and 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$8,114 [1]	$774[2]	$8,888
Ending balance: individually evaluated for impairment	$8,114	$774	$8,888
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $31 of unamortized initial direct costs.
[2]	Includes $2 of unamortized initial direct costs.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,883 [3]	$118 [4]	$3,001
Ending balance: individually evaluated for impairment	$2,883	$118	$3,001
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $12 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2012	2011	2012	2011
Pass	$6,567	$2,871	$772	$116
Special mention	1,516	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$8,083	$2,871	$772	$116

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2012 and 2011, investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$8,083	$8,083	$—
Finance leases	—	—	—	—	772	$772	—
Total	$—	$—	$—	$—	$8,855	$8,855	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,871	$2,871	$—
Finance leases	—	—	67	67	49	116	67
Total	$—	$—	$67	$67	$2,920	$2,987	$67

As discussed in Note 4, the Company deemed a note to be impaired and recorded a fair value adjustment of $54 thousand during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, such estimated impairment remained unchanged. As of the same date, the note reflects a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. There were no notes in non-accrual status as of December 31, 2012, and no notes impaired or in non-accrual status as of December 31, 2011.

As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2011, certain net investments in financing receivables, with related accounts receivable past due more than 90 days, were still on an accrual basis based upon management’s assessment of the collectability of such receivables. However, the related accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$37,758	$23,380	$(8,881)	$52,257
Net investment in direct financing leases	116	919	(263)	772
Initial direct costs, net of accumulated amortization of $185 at December 31, 2012 and $73 at December 31, 2011	332	62	(112)	282
Total	$38,206	$24,361	$(9,256)	$53,311

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2012 and 2011.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $8.9 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively.

All of the Company’s leased property was acquired during the years from 2009 through 2012.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Transportation, rail	$13,889	$7,532	$(99)	$21,322
Manufacturing	—	12,283	—	12,283
Materials handling	9,756	1,846	—	11,602
Transportation	7,820	—	—	7,820
Construction	4,155	1,403	—	5,558
Mining	4,830	—	—	4,830
Research	2,391	—	—	2,391
Agriculture	—	278	310	588
Other	310	113	(310)	113
	43,151	23,455	(99)	66,507
Less accumulated depreciation	(5,393)	(8,881)	24	(14,250)
Total	$37,758	$14,574	$(75)	$52,257

The average estimated residual value for assets on operating leases was 38% and 36% of the assets’ original cost at December 31, 2012 and 2011, respectively.

There were no operating leases in non-accrual status at both December 31, 2012 and 2011.

Direct financing leases:

As of December 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. As of December 31, 2011, such investment primarily consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Total minimum lease payments receivable	$867	$110
Estimated residual values of leased equipment (unguaranteed)	17	17
Investment in direct financing leases	884	127
Less unearned income	(112)	(11)
Net investment in direct financing leases	$772	$116

As of December 31, 2012 and 2011, there were no investments in direct financing leases in non-accrual status.

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$12,861	$337	$13,198
2014	9,744	309	10,053
2015	5,274	221	5,495
2016	2,294	—	2,294
2017	1,714	—	1,714
Thereafter	1,274	—	1,274
	$33,161	$867	$34,028

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 2012 and 2011, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2012	2011
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$3,916
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	14	1,525
Administrative costs reimbursed to Managing Member and/or affiliates	1,246	829
Asset management fees to Managing Member	562	334
Acquisition and initial direct costs paid to Managing Member	1,402	1,397
	$3,224	$8,001

8. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $14 thousand and $5.4 million for the respective years ended December 31, 2012 and 2011.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. At December 31, 2012 and 2011, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

9. Non-recourse debt:

At December 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.33% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2012, gross operating lease rentals totaled approximately $14.7 million over the remaining lease terms; and the carrying value of the pledged assets is $20.4 million. The notes mature at various dates from 2013 through 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9. Non-recourse debt: - (continued)

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	$5,660	$254	$5,914
2014	3,857	139	3,996
2015	1,436	85	1,521
2016	1,142	58	1,200
2017	986	33	1,019
Thereafter	976	22	998
	$14,057	$591	$14,648

10. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders, and which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2014. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2012 and 2011, borrowings under the facility were as follows (in thousands):

	December 31, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	(4,220)	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(1,270)	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$54,510	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2012, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $51.1 million, 0.36 to 1, and 53.43 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At December 31, 2012, outstanding borrowings under the Acquisition Facility totaled $4.2 million, with an effective interest rate of 3.25%. Previously, there were no borrowings outstanding at December 31, 2011 as all outstanding borrowings under the Credit Facility had been repaid during the second quarter of 2011. The weighted average interest rates on borrowings were 3.43% and 3.30% for the years ended December 31, 2012 and 2011.

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

At the close of business on December 31, 2012, the investment program was renewed through June 2014 for ATEL 12, LLC, the Company, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $2.9 million.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

11. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7.3 million and $1.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

13. Members’ capital:

A total of 8,395,515 and 8,402,515 Units were issued and outstanding as of December 31, 2012 and 2011, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, additional allocations of income were made to the Managing Member in 2012 and 2011. The amounts allocated were determined to bring the Manager’s ending capital account balance to zero at the end of each year.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2012 and 2011 were as follows (in thousands except Units and per Unit data):

	2012	2011
Distributions declared	$7,557	$5,676
Weighted average number of Units outstanding	8,397,810	6,311,360
Weighted average distributions per Unit	$0.90	$0.90

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

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

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2012 and 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During 2012, the Company recorded a non-recurring adjustment to reflect the fair value of an impaired note receivable. There were no non-recurring fair value adjustments during 2011.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During 2012, the Company recorded $54 thousand of adjustments to reflect the fair value of an impaired note. Such adjustment was non-recurring and was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired note receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no non-recurring fair value adjustments during 2011.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$117	$—	$—	$117

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,438	$9,438	$—	$—	$9,438
Notes receivable, net	8,060	—	—	8,060	8,060
Investment in securities	33	—	—	33	33
Financial liabilities:
Non-recourse debt	14,057	—	—	14,079	14,079
Borrowings	4,220	—	—	4,220	4,220

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,307	$24,307
Notes receivable, net	2,883	2,883
Investment in securities	32	32
Financial liabilities:
Non-recourse debt	2,897	2,940

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements —  Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2011, $7.6 million of such commissions had either been accrued or paid to ASC. Of that amount, $6.3 million has been re-allowed to other broker/dealers. The Company did not incur any additional selling commissions subsequent to December 31, 2011.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% – [50% × .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$238	$166
Other fees	—	4
	$238	$170

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Taxonomy Extension Schema Document
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC,(Managing Member)	March 15, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.