Form 10-Q
period 2013-03-31
ATEL 14, LLC
filed 2013-05-14
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 8,395,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,488	$9,438
Accounts receivable, net of allowance for doubtful accounts of $5 at March 31, 2013 and $0 at December 31, 2012	215	197
Notes receivable, net of unearned interest income of $1,090 and allowance for credit losses of $0 at March 31, 2013 and net of unearned interest income of $1,307 and allowance for credit losses of $54 at December 31, 2012	7,162	8,060
Investment in securities	33	33
Investments in equipment and leases, net of accumulated depreciation of $16,817 at March 31, 2013 and $14,251 at December 31, 2012	52,934	53,311
Prepaid expenses and other assets	125	146
Total assets	$63,957	$71,185
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$69	$71
Affiliates	366	108
Accrued distributions to Other Members	816	816
Other	231	426
Deposits due lessees	105	105
Non-recourse debt	13,502	14,057
Acquisition facility obligation	—	4,220
Unearned operating lease income	320	310
Total liabilities	15,409	20,113
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	48,548	51,072
Total Members’ capital	48,548	51,072
Total liabilities and Members’ capital	$63,957	$71,185

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing and lending activities:
Operating lease income	$3,374	$2,291
Direct financing leases	19	22
Notes receivable interest income	224	76
Gain on sales of lease assets and early termination of notes receivable	100	17
Other	7	8
Total revenues	3,724	2,414
Expenses:
Depreciation of operating lease assets	2,725	1,788
Asset management fees to Managing Member	181	114
Acquisition expense	361	389
Cost reimbursements to Managing Member and/or affiliates	357	259
Provision (reversal of) for credit losses	5	(21)
Amortization of initial direct costs	36	32
Interest expense	81	41
Professional fees	103	88
Outside services	31	15
Taxes on income and franchise fees	18	15
Bank charges	53	57
Railcar maintenance	175	134
Other	80	63
Total operating expenses	4,206	2,974
Net loss	$(482)	$(560)
Net income (loss):
Managing Member	$153	$153
Other Members	(635)	(713)
	$(482)	$(560)
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.08)
Weighted average number of Units outstanding	8,395,515	8,402,515
.

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2013
(In Thousands Except Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2011	8,402,515	$61,235	$—	$61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.90 per Unit)	—	(7,557)	—	(7,557)
Distributions to Managing Member	—	—	(613)	(613)
Net (loss) income	—	(2,542)	613	(1,929)
Balance December 31, 2012	8,395,515	51,072	—	51,072
Distributions to Other Members ($0.23 per Unit)	—	(1,889)	—	(1,889)
Distributions to Managing Member	—	—	(153)	(153)
Net (loss) income	—	(635)	153	(482)
Balance March 31, 2013 (Unaudited)	8,395,515	$48,548	$—	$48,548

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(482)	$(560)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(100)	(17)
Depreciation of operating lease assets	2,725	1,788
Amortization of initial direct costs	36	32
Provision (reversal of) for credit losses	5	(21)
Accounts receivable	(23)	(70)
Prepaid expenses and other assets	21	17
Accounts payable, Managing Member	(2)	(9)
Accounts payable, other	(8)	232
Accrued liabilities, affiliates	258	120
Unearned operating lease income	10	(21)
Net cash provided by operating activities	2,440	1,491
Investing activities:
Purchases of equipment on operating leases	(2,703)	(2,635)
Purchases of equipment on direct financing leases	—	(550)
Proceeds from sales of lease assets and early termination of notes receivable	390	76
Payments of initial direct costs	(19)	(46)
Principal payments received on direct financing leases	67	71
Note receivable advances	(112)	(300)
Principal payments received on notes receivable	804	271
Net cash used in investing activities	(1,573)	(3,113)
Financing activities:
Borrowings under non-recourse debt	859	—
Repayments under non-recourse debt	(1,414)	(249)
Repayments under acquisition facility	(4,220)	—
Syndication costs paid to Managing Member	—	(36)
Distributions to Other Members	(1,889)	(1,891)
Distributions to Managing Member	(153)	(153)
Net cash used in financing activities	(6,817)	(2,329)
Net decrease in cash and cash equivalents	(5,950)	(3,951)
Cash and cash equivalents at beginning of period	9,438	24,307
Cash and cash equivalents at end of period	$3,488	$20,356
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$81	$42
Cash paid during the period for taxes	$1	$—
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$821
Distributions payable to Managing Member at period-end	$66	$67

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

As of March 31, 2013, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,395,515 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $33 thousand of purchased securities at both March 31, 2013 and December 31, 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

No notes receivable were impaired or in non-accrual status as of March 31, 2013. As of December 31, 2012, the Company had an impaired note which was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively.

Prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012.

The note was subsequently settled during the first quarter of 2013 prior to its scheduled termination. This resulted in a gain of $54 thousand.

As of March 31, 2013, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2013	$2,541
Year ending December 31, 2014	3,446
2015	1,796
2016	434
8,217
Less: portion representing unearned interest income	(1,090)
7,127
Unamortized initial direct costs	35
Notes receivable, net	$7,162

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
IDC amortization – notes receivable	$9	$3
IDC amortization – lease assets	27	29
Total	$36	$32

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$27	$—	$—	$27
(Reversal of) provision for credit losses	—	—	(27)	54	—	27
Balance December 31, 2012	—	—	—	54	—	54
Provision for credit losses	—	—	5	—	—	5
Asset disposal	—	—	—	(54)	—	(54)
Balance March 31, 2013	$—	$—	$5	$—	$—	$5

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

As of March 31, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$7,162[1]	$706[2]	$7,868
Ending balance: individually evaluated for impairment	$7,162	$706	$7,868
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[1]	Includes $35 of unamortized initial direct costs.
[2]	Includes $1 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$8,114[3]	$774[4]	$8,888
Ending balance: individually evaluated for impairment	$8,114	$774	$8,888
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

[3]	Includes $31 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

At March 31, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$5,933	$6,567	$705	$772
Special mention	1,194	1,516	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$7,127	$8,083	$705	$772

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$7,127	$7,127	$—
Finance leases	—	—	—	—	705	705	—
Total	$—	$—	$—	$—	$7,832	$7,832	$—

December 31, 2012	30 – 59 Days Past Due		60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$		$—	$—	$—	$8,083	$8,083	$—
Finance leases		—	—	—	—	772	772	—
Total		$—	$—	$—	$—	$8,855	$8,855	$—

The Company had no investment in financing receivables in non-accrual status at both March 31, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. During the first quarter of 2013, the note was settled prior to its scheduled termination. This resulted in a gain of $54 thousand. See Note 3 for further discussion.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$52,257	$2,435	$(2,725)	$51,967
Net investment in direct financing leases	772	—	(67)	705
Initial direct costs, net of accumulated amortization of $211 at March 31, 2013 and $185 at December 31, 2012	282	7	(27)	262
Total	$53,311	$2,442	$(2,819)	$52,934

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.7 million and $1.8 million for the respective three months ended March 31, 2013 and 2012.

All of the Company’s leased property was acquired starting from December 2009 through March 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Transportation, rail	$21,322	$720	$(77)	$21,965
Manufacturing	12,283	1,462	—	13,745
Materials handling	11,602	—	—	11,602
Transportation	7,820	—	—	7,820
Construction	5,558	—	(164)	5,394
Mining	4,830	—	—	4,830
Research	2,391	—	—	2,391
Agriculture	588	—	—	588
Office Automation	—	322	—	322
Computers	—	12	—	12
Other	113	—	—	113
	66,507	2,516	(241)	68,782
Less accumulated depreciation	(14,250)	(2,725)	160	(16,815)
Total	$52,257	$(209)	$(81)	$51,967

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both March 31, 2013 and December 31, 2012.

There were no operating leases in non-accrual status at both March 31, 2013 and December 31, 2012.

Direct financing leases:

As of March 31, 2013 and December 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$780	$867
Estimated residual values of leased equipment (unguaranteed)	17	17
Investment in direct financing leases	797	884
Less unearned income	(92)	(112)
Net investment in direct financing leases	$705	$772

As of March 31, 2013 and December 31, 2012, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$10,359	$250	$10,609
Year ending December 31, 2014	10,470	309	10,779
2015	5,827	221	6,048
2016	2,504	—	2,504
2017	1,850	—	1,850
2018	957	—	957
Thereafter	589	—	589
	$32,556	$780	$33,336

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	$—	$14
Administrative costs reimbursed to Managing Member and/or affiliates	357	259
Asset management fees to Managing Member	181	114
Acquisition and initial direct costs paid to Managing Member	380	401
	$918	$788

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.33% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2013, gross operating lease rentals totaled approximately $14.1 million over the remaining lease terms; and the carrying value of the pledged assets is $20.6 million. The notes mature at various dates from 2013 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2013	$4,345	$198	$4,543
Year ending December 31, 2014	3,976	156	4,132
2015	1,558	99	1,657
2016	1,267	69	1,336
2017	1,114	41	1,155
2018	659	22	681
Thereafter	583	6	589
	$13,502	$591	$14,093

8. Borrowing facilities:

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of March 31, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	March 31, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	(4,220)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(1,255)	(1,270)
Total remaining available under the venture, acquisition and warehouse facilities	$58,745	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $48.5 million, 0.28 to 1, and 51.00 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. At December 31, 2012, outstanding borrowings under the Acquisition Facility totaled $4.2 million. The weighted average rate of borrowings was 3.25% during the three months ended March 31, 2013. There were no borrowings outstanding during the three months ended March 31, 2012.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of March 31, 2013, the investment program participants were ATEL 12, LLC, the Company and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility at March 31, 2013 and December 31, 2012.

9. Commitments:

At March 31, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $2.1 million and $388 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10. Guarantees:

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

11. Members’ capital:

A total of 8,395,515 Units were issued and outstanding at both March 31, 2013 and December 31, 2012, including the 50 Units issued to the Initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the Initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three months ended March 31, 2013 and 2012 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2013	2012
Distributions declared	$1,889	$1,891
Weighted average number of Units outstanding	8,395,515	8,402,515
Weighted average distributions per Unit	$0.23	$0.23

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

12. Fair value measurements:

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at March 31, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded a non-recurring adjustment to reflect the fair value of an impaired note receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired asset.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three months ended March 31, 2013 and 2012.

During the second quarter of 2012, the Company had recorded a $54 thousand of fair value adjustment to reduce the cost basis of an impaired note. The fair value adjustment was non-recurring and was based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. Such estimated impairment remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled termination.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,488	$3,488	$—	$—	$3,488
Notes receivable, net	7,162	—	—	7,162	7,162
Investment in securities	33	—	—	33	33
Financial liabilities:
Non-recourse debt	13,502	—	—	13,519	13,519

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of March 31, 2013, 8,395,515 Units were issued and outstanding.

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

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net losses of $482 thousand and $560 thousand for the three months ended March 31, 2013 and 2012, respectively. Results for the first quarter of 2013 reflect an increase in total revenues offset, in part, by an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2013 increased by $1.3 million, or 54%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable, and an increase in gain on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $1.1 million largely due to income derived from approximately $23.3 million of operating lease assets acquired since March 31, 2012; and, interest income on notes receivable increased by $148 thousand as a result of revenues derived from $6.9 million of loans funded since March 31, 2012. Furthermore, gain on sales of lease assets and early termination of notes receivable increased by $83 thousand due to a period over period increase in volume and a change in mix of assets sold.

Expenses

Total expenses for the first quarter of 2013 increased by $1.2 million, or 41%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager, asset management fees paid to the Manager, railcar maintenance costs and interest expense.

Depreciation expense increased by $937 thousand largely due to the increment of approximately $23.3 million of net equipment purchases for operating leases made since March 31, 2012. Cost reimbursed to the Manager increased by $98 thousand primarily due to an increase in costs allocated by the Manager consistent with the Fund’s expanded operations. In addition, asset management fees paid to the Manager increased by $67 thousand mainly as a result of the increase in managed assets and related rents. Railcar maintenance costs increased by $41 thousand due to an approximate $8.2 million growth in the Fund’s railcar portfolio since March 31, 2012; and, interest expense increased by $40 thousand due to the $14.5 million of new borrowings since March 31, 2012.

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $3.5 million and $9.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from subscriptions, leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$2,440	$1,491
Investing activities	(1,573)	(3,113)
Financing activities	(6,817)	(2,329)
Net decrease in cash and cash equivalents	$(5,950)	$(3,951)

The three months ended March 31, 2013 versus the three months ended March 31, 2012

Prior to the termination of the offering on October 6, 2011, the Company’s primary source of liquidity had been subscription proceeds from the sale of Units. Subsequently, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $859 thousand during the first quarter of 2013, and realized $390 thousand and $76 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the first quarters of 2013 and 2012, respectively.

During the same comparative periods, cash was primarily used to purchase equipment for long-term operating and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $2.7 million and $3.2 million for the respective first quarters of 2013 and 2012; while total loans funded amounted to $112 thousand for the first quarter of 2013 and $300 thousand for the prior year period.

Cash was also used to pay $5.6 million and $249 thousand of debt during the respective first quarters of 2013 and 2012. Moreover, cash was used to pay distributions to both Other Members and the Managing Member totaling $2.0 million for each of the first quarters of 2013 and 2012; and, to pay invoices related to management fees and expenses.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility is for an amount up to $60 million and expires in June 2014. During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At March 31, 2013, the Company has no outstanding borrowings under the acquisition facility. At December 31, 2012, the Company had $4.2 million of outstanding borrowings under the Acquisition Facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $48.5 million, 0.28 to 1, and 51.00 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2013 (in thousands):

Net loss – GAAP basis	$(1,851)
Interest expense	215
Depreciation and amortization	9,818
Amortization of initial direct costs	137
Provision for credit losses	53
Principal payments received on direct financing leases	259
Principal payments received on notes receivable	2,333
EBITDA (for Credit Facility financial covenant calculation only)	$10,964

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

Non-Recourse Long-Term Debt

As of March 31, 2013, the Company had non-recourse long-term debt totaling $13.5 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2013, and paid through March 31, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions-Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2013 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan 2012 – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Feb 2013	Jan 2013 – Mar 2013	1,889		—		1,889		0.23	8,395,515
		$16,309		$—		$16,309		$2.90
Source of distributions
Lease and loan payments received		$14,309	87.74%	$—	0.00%	$14,309	87.74%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	12.26%	—	0.00%	2,000	12.26%
		$16,309	100.00%	$—	0.00%	$16,309	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, and December 1, 2012 – February 28, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $2.1 million and $388 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
101. CAL*  XBRL Taxonomy Extension Calculation Linkbase Document
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

Date: May 14, 2013

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