Form 10-Q
period 2013-06-30
ATEL 14, LLC
filed 2013-08-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 8,395,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,603	$9,438
Accounts receivable, net of allowance for doubtful accounts of $1 at June 30, 2013 and $0 at December 31, 2012	188	197
Notes receivable, net of unearned interest income of $900 and allowance for credit losses of $0 at June 30, 2013 and net of unearned interest income of $1,307 and allowance for credit losses of $54 at December 31, 2012	6,119	8,060
Investment in securities	293	33
Investments in equipment and leases, net of accumulated depreciation of $19,351 at June 30, 2013 and $14,251 at December 31, 2012	53,370	53,311
Prepaid expenses and other assets	99	146
Total assets	$65,672	$71,185
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$96	$71
Affiliates	72	108
Accrued distributions to Other Members	815	816
Other	216	426
Deposits due lessees	105	105
Non-recourse debt	17,769	14,057
Acquisition facility obligation	—	4,220
Unearned operating lease income	414	310
Total liabilities	19,487	20,113
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	46,185	51,072
Total Members’ capital	46,185	51,072
Total liabilities and Members’ capital	$65,672	$71,185

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$3,522	$2,812	$6,896	$5,103
Direct financing leases	20	24	39	46
Interest on notes receivable	211	112	435	188
Gain on sales of lease assets and early termination of notes receivable	23	—	123	17
Other	10	28	17	36
Total revenues	3,786	2,976	7,510	5,390
Expenses:
Depreciation of operating lease assets	2,844	2,232	5,569	4,020
Asset management fees to Managing Member	210	137	391	251
Acquisition expense	68	410	429	799
Cost reimbursements to Managing Member and/or affiliates	357	271	714	530
(Reversal of provision) provision for credit losses	(4)	77	1	56
Amortization of initial direct costs	40	31	76	63
Interest expense	96	43	177	84
Professional fees	43	73	146	161
Outside services	17	85	48	100
Taxes on income and franchise fees	15	31	33	46
Bank charges	51	54	104	111
Railcar maintenance	317	115	492	249
Other	56	55	136	118
Total operating expenses	4,110	3,614	8,316	6,588
Net loss	$(324)	$(638)	$(806)	$(1,198)
Net income (loss):
Managing Member	$153	$153	$306	$306
Other Members	(477)	(791)	(1,112)	(1,504)
	$(324)	$(638)	$(806)	$(1,198)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.09)	$(0.13)	$(0.18)
Weighted average number of Units outstanding	8,395,515	8,397,284	8,395,515	8,399,900

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2013
(In Thousands Except Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2011	8,402,515	$61,235	$—	$61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.90 per Unit)	—	(7,557)	—	(7,557)
Distributions to Managing Member	—	—	(613)	(613)
Net (loss) income	—	(2,542)	613	(1,929)
Balance December 31, 2012	8,395,515	51,072	—	51,072
Distributions to Other Members ($0.45 per Unit)	—	(3,775)	—	(3,775)
Distributions to Managing Member	—	—	(306)	(306)
Net (loss) income	—	(1,112)	306	(806)
Balance June 30, 2013 (Unaudited)	8,395,515	$46,185	$—	$46,185

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net loss	$(324)	$(638)	$(806)	$(1,198)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(23)	—	(123)	(17)
Depreciation of operating lease assets	2,844	2,232	5,569	4,020
Amortization of initial direct costs	40	31	76	63
(Reversal of provision) provision for credit losses	(4)	77	1	56
Changes in operating assets and liabilities:
Accounts receivable	31	26	8	(44)
Prepaid expenses and other assets	26	(71)	47	(54)
Accounts payable, Managing Member	27	(1)	25	(10)
Accrued distributions to Other Members	(1)	—	(1)	—
Accounts payable, other	(15)	260	(23)	492
Accrued liabilities, affiliates	(294)	(292)	(36)	(172)
Deposits due lessees	—	21	—	21
Unearned operating lease income	94	48	104	27
Net cash provided by operating activities	2,401	1,693	4,841	3,184
Investing activities:
Purchases of equipment on operating leases	(3,412)	(8,372)	(6,115)	(11,007)
Purchases of equipment on direct financing leases	—	(369)	—	(919)
Proceeds from sales of lease assets and early termination of notes receivable	428	—	818	76
Payments of initial direct costs	(7)	(18)	(26)	(64)
Principal payments received on direct financing leases	69	62	136	133
Note receivable advances	(250)	(2,524)	(362)	(2,824)
Principal payments received on notes receivable	658	423	1,462	694
Net cash used in investing activities	(2,514)	(10,798)	(4,087)	(13,911)
Financing activities:
Borrowings under non-recourse debt	6,342	4,774	7,201	4,774
Repayments under non-recourse debt	(2,075)	(619)	(3,489)	(868)
Repayments under acquisition facility	—	—	(4,220)	—
Syndication costs paid to Managing Member	—	—	—	(36)
Distributions to Other Members	(1,886)	(1,893)	(3,775)	(3,784)
Distributions to Managing Member	(153)	(154)	(306)	(307)
Repurchase or rescissions of Units	—	(50)	—	(50)
Net cash provided by (used in) financing activities	2,228	2,058	(4,589)	(271)
Net increase (decrease) in cash and cash equivalents	2,115	(7,047)	(3,835)	(10,998)
Cash and cash equivalents at beginning of period	3,488	20,356	9,438	24,307
Cash and cash equivalents at end of period	$5,603	$13,309	$5,603	$13,309
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$96	$44	$177	$86
Cash paid during the period for taxes	$54	$53	$55	$53
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$815	$817	$815	$817
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Exchange of note receivable for direct equity investment	$260	$—	$260	$—

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

As of June 30, 2013, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,395,515 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the second quarter of 2013, the Company exchanged a $260 thousand note receivable for a like amount of direct equity investment in shares of the related borrower. The Company had $293 thousand and $33 thousand of purchased securities at June 30, 2013 and December 31, 2012, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are 9 to 42 months and bear interest at rates ranging from 10.96% to 26.22%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

No notes receivable were impaired or in non-accrual status as of June 30, 2013. As of December 31, 2012, the Company had an impaired note which was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively.

Prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand.

As of June 30, 2013, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2013	$1,529
Year ending December 31, 2014	3,176
2015	1,802
2016	487
6,994
Less: portion representing unearned interest income	(900)
6,094
Unamortized initial direct costs	25
Notes receivable, net	$6,119

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$11	$4	$20	$7
IDC amortization – lease assets	29	27	56	56
Total	$40	$31	$76	$63

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$27	$—	$—	$27
(Reversal of) provision for credit losses	—	—	(27)	54	—	27
Balance December 31, 2012	—	—	—	54	—	54
Provision for credit losses	—	—	1	—	—	1
Asset disposal	—	—	—	(54)	—	(54)
Balance June 30, 2013	$—	$—	$1	$—	$—	$1

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

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

As of June 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$6,119[1]	$715[2]	$6,834
Ending balance: individually evaluated for impairment	$6,119	$715	$6,834
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $25 of unamortized initial direct costs.
[2]	Includes $1 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$8,114[3]	$774[4]	$8,888
Ending balance: individually evaluated for impairment	$8,114	$774	$8,888
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $31 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

At June 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$4,588	$6,567	$714	$772
Special mention	1,506	1,516	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$6,094	$8,083	$714	$772

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$6,094	$6,094	$—
Finance leases	—	—	—	—	714	714	—
Total	$—	$—	$—	$—	$6,808	$6,808	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$8,083	$8,083	$—
Finance leases	—	—	—	—	772	772	—
Total	$—	$—	$—	$—	$8,855	$8,855	$—

The Company had no investment in financing receivables in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. During the first quarter of 2013, the note was settled prior to its scheduled maturity resulting in a gain of $54 thousand. See Note 3 for further discussion.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$52,257	$5,728	$(5,569)	$52,416
Net investment in direct financing leases	772	78	(136)	714
Initial direct costs, net of accumulated amortization of $239 at June 30, 2013 and $185 at December 31, 2012	282	14	(56)	240
Total	$53,311	$5,820	$(5,761)	$53,370

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.8 million and $2.2 million for the respective three months ended June 30, 2013 and 2012, and $5.6 million and $4.0 million for the respective six months ended June 30, 2013 and 2012.

All of the Company’s leased property was acquired starting from December 2009 through June 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance June 30, 2013
Transportation, rail	$21,322	$720	$(108)	$21,934
Manufacturing	12,283	1,462	(749)	12,996
Materials handling	11,602	690	216	12,508
Transportation	7,820	208	—	8,028
Construction	5,558	—	(26)	5,532
Mining	4,830	—	—	4,830
Research	2,391	2,250	—	4,641
Agriculture	588	263	—	851
Office Automation	—	322	—	322
Computers	—	12	—	12
Other	113	—	—	113
	66,507	5,927	(667)	71,767
Less accumulated depreciation	(14,250)	(5,569)	468	(19,351)
Total	$52,257	$358	$(199)	$52,416

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both June 30, 2013 and December 31, 2012.

There were no operating leases in non-accrual status at both June 30, 2013 and December 31, 2012.

Direct financing leases:

As of June 30, 2013 and December 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$800	$867
Estimated residual values of leased equipment (unguaranteed)	18	17
Investment in direct financing leases	818	884
Less unearned income	(104)	(112)
Net investment in direct financing leases	$714	$772

As of June 30, 2013 and December 31, 2012, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$7,279	$190	$7,469
Year ending December 31, 2014	11,364	348	11,712
2015	6,724	248	6,972
2016	2,996	14	3,010
2017	2,025	—	2,025
2018	1,035	—	1,035
Thereafter	589	—	589
	$32,012	$800	$32,812

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$357	$271	$714	$530
Asset management fees to Managing Member	210	137	391	251
Acquisition and initial direct costs paid to Managing Member	75	428	455	829
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	—	—	14
	$642	$836	$1,560	$1,624

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.33% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross operating lease rentals totaled approximately $18.4 million over the remaining lease terms; and the carrying value of the pledged assets is $26.9 million. The notes mature at various dates from 2013 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$4,060	$169	$4,229
Year ending December 31, 2014	6,286	216	6,502
2015	2,929	127	3,056
2016	1,723	82	1,805
2017	1,450	46	1,496
2018	738	22	760
Thereafter	583	6	589
	$17,769	$668	$18,437

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of June 30, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	June 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	(4,220)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(10,209)	(1,270)
Total remaining available under the venture, acquisition and warehouse facilities	$49,791	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $46.2 million, 0.38 to 1, and 45.20 to 1, respectively, as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. At December 31, 2012, outstanding borrowings under the Acquisition Facility totaled $4.2 million. There were no borrowings outstanding during the three months ended June 30, 2013. Year to date, the weighted average rate of borrowings was 3.27%. There were no borrowings outstanding during the three and six months ended June 30, 2012.

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

As of June 30, 2013, the investment program participants were ATEL 12, LLC, the Company and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2013, borrowings of $7.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2013 was approximately $3.9 million. There were no borrowings under the Warehouse Facility as of December 31, 2012.

9. Commitments:

At June 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $855 thousand and $275 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 8,395,515 Units were issued and outstanding at both June 30, 2013 and December 31, 2012, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions declared	$1,886	$1,889	$3,775	$3,780
Weighted average number of Units outstanding	8,395,515	8,397,284	8,395,515	8,399,900
Weighted average distributions per Unit	$0.22	$0.22	$0.45	$0.45

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at June 30, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded a non-recurring adjustment to reflect the fair value of an impaired note receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired asset.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and six months ended June 30, 2013.

During the second quarter of 2012, the Company had recorded a $54 thousand of fair value adjustment to reduce the cost basis of an impaired note. The fair value adjustment was non-recurring and was based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. Such estimated impairment remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,603	$5,603	$—	$—	$5,603
Notes receivable, net	6,119	—	—	6,119	6,119
Investment in securities	293	—	—	293	293
Financial liabilities:
Non-recourse debt	17,769	—	—	17,648	17,648

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,438	$9,438	$—	$—	$9,438
Notes receivable, net	8,060	—	—	8,060	8,060
Investment in securities	33	—	—	33	33
Financial liabilities:
Non-recourse debt	14,057	—	—	14,079	14,079
Borrowings	4,220	—	—	4,220	4,220

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of June 30, 2013, 8,395,515 Units were issued and outstanding.

During 2011, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2017, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net losses of $324 thousand and $638 thousand for the three months ended June 30, 2013 and 2012, respectively. Results for the second quarter of 2013 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 increased by $810 thousand, or 27%, as compared to prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable.

Operating lease revenues increased by $710 thousand largely due to revenues derived from approximately $18.4 million of operating lease assets acquired since June 30, 2012; and, interest income on notes receivable increased by $99 thousand as a result of revenues derived from $4.6 million of loans funded since June 30, 2012.

Expenses

Total operating expenses for the second quarter of 2013 increased by $496 thousand, or 14%, as compared to the prior year period. The increase in total operating expenses is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, railcar maintenance expenses, costs reimbursed to the Manager, asset management fees paid to the Manager and interest expense. Such increases in expenses were partially offset by decreases in acquisition expense, the net provision for credit losses and outside services expense.

Depreciation expense increased by $612 thousand largely due to the addition of approximately $18.4 million of net equipment purchases for operating leases made during the past twelve months. Railcar maintenance costs were higher by $202 thousand primarily due to an approximate $7.3 million growth in the Fund’s railcar portfolio since June 30, 2012. Costs reimbursed to the Manager increased by $86 thousand consistent with the Fund’s expanded operations. Moreover, asset management fees paid to the Manager increased by $73 thousand mainly as a result of the increase in managed assets and related rents; and, interest expense was higher by $53 thousand due to the $11.0 million net increase in outstanding borrowings since June 30, 2012.

The aforementioned increases in expenses were partially offset by decreases in acquisition expense, the provision for credit losses and outside services expense totaling $342 thousand, $81 thousand and $68 thousand, respectively. Acquisition expense decreased as a result of the period over period reduction in lease acquisition and loan funding activities. The decrease in the provision for credit losses was primarily attributable to a $54 thousand second quarter 2012 fair value adjustment relative to an impaired note. By comparison, there were no fair value adjustments recorded during the current year period. In addition, the Fund experienced a period over period increase in recovery of amounts previously reserved. Finally, outside services expense decreased largely due to a period over period decrease in business development costs.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net losses of $806 thousand and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. Results for the first half of 2013 reflect increases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 increased by $2.1 million, or 39%, as compared to prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable, and an increase in gain on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $1.8 million largely due to revenues derived from approximately $18.4 million of operating lease assets acquired since June 30, 2012; and, interest income on notes receivable increased by $247 thousand as a result of revenues derived from $4.6 million of loans funded since June 30, 2012. Furthermore, gain on sales of lease assets and early termination of notes receivable increased by $106 thousand due to a period over period increase in volume and a change in mix of assets sold, and the early termination of two notes receivable during the current year period.

Expenses

Total operating expenses for the first half of 2013 increased by $1.7 million, or 26%, as compared to the prior year period. The increase in total operating expenses is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, railcar maintenance expenses, costs reimbursed to the Manager, asset management fees paid to the Manager and interest expense. Such increases in expenses were partially offset by decreases in acquisition expense, the net provision for credit losses and outside services expense.

Depreciation expense increased by $1.5 million largely due to the addition of approximately $18.4 million of net equipment purchases for operating leases made since June 30, 2012. Railcar maintenance costs were higher by $243 thousand primarily due to an approximate $7.3 million growth in the Fund’s railcar portfolio since June 30, 2012. Costs reimbursed to the Manager increased by $184 thousand consistent with the Fund’s expanded operations. Moreover, asset management fees paid to the Manager increased by $140 thousand mainly as a result of the increase in managed assets and related rents; and, interest expense was higher by $93 thousand due to the $11.0 million net increase in outstanding borrowings since June 30, 2012.

The aforementioned increases in expenses were partially offset by decreases in acquisition expense, the provision for credit losses and outside services expense totaling $370 thousand, $55 thousand and $52 thousand, respectively. Acquisition expense decreased due to the period over period decline in lease acquisition and loan funding activities. The decrease in the provision for credit losses was primarily attributable to a prior year period fair value adjustment relative to an impaired note, as previously discussed, and a period over period increase in recovery of amounts previously reserved. Finally, outside services expense declined largely due to a decrease in business development costs.

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $5.6 million and $9.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$2,401	$1,693	$4,841	$3,184
Investing activities	(2,514)	(10,798)	(4,087)	(13,911)
Financing activities	2,228	2,058	(4,589)	(271)
Net increase (decrease) in cash and cash equivalents	$2,115	$(7,047)	$(3,835)	$(10,998)

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $6.3 million and $4.8 million during the respective three months ended June 30, 2013 and 2012, and realized $428 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the current year quarter.

During the same comparative periods, cash was primarily used to purchase equipment for long-term operating and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $3.4 million and $8.7 million for the respective second quarters of 2013 and 2012; while total loans funded amounted to $250 thousand for the second quarter of 2013 and $2.5 million for the prior year period. Cash was also used to pay $2.1 million and $619 thousand of debt during the respective second quarters of 2013 and 2012. Moreover, cash was used to pay distributions to both the Managing Member and Other Members totaling $2.0 million for each of the second quarters of 2013 and 2012.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $7.2 million and $4.8 million during the respective six months ended June 30, 2013 and 2012, and realized $818 thousand and $76 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same respective periods.

During the same comparative periods, cash was primarily used to repay $7.7 million and $868 thousand of debt. In addition, cash was used to purchase equipment for long-term operating and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $6.1 million and $11.9 million for the respective six months ended June 30, 2013 and 2012; while total loans funded amounted to $362 thousand for the first half of 2013 and $2.8 million for the prior year period. Moreover, cash was used to pay distributions to both the Managing Member and Other Members totaling $4.1 million for each of the six months ended June 30, 2013 and 2012.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility is for an amount up to $60 million and expires in June 2014. During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At June 30, 2013, the Company has no outstanding borrowings under the acquisition facility. At December 31, 2012, the Company had $4.2 million of outstanding borrowings under the Acquisition Facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $46.2 million, 0.38 to 1, and 45.20 to 1, respectively, as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2013 (in thousands):

Net loss – GAAP basis	$(1,537)
Interest expense	268
Depreciation and amortization	10,430
Amortization of initial direct costs	146
Reversal of provision for credit losses	(28)
Principal payments received on direct financing leases	266
Principal payments received on notes receivable	2,568
EBITDA (for Credit Facility financial covenant calculation only)	$12,113

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

Non-Recourse Long-Term Debt

As of June 30, 2013, the Company had non-recourse long-term debt totaling $17.8 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2013, and paid through June 30, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2013 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan 2012 – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – May 2013	Jan 2013 – Jun 2013	3,775		—		3,775		0.45	8,395,515
		$18,195		$—		$18,195		$3.12
Source of distributions
Lease and loan payments received		$16,195	89.01%	$—	0.00%	$16,195	89.01%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	10.99%	—	0.00%	2,000	10.99%
		$18,195	100.00%	$—	0.00%	$18,195	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, and December 1, 2012 – May 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $855 thousand and $275 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

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

31.1        Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2        Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1        Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2        Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS     XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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