Form 10-Q
period 2013-09-30
ATEL 14, LLC
filed 2013-11-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,585	$9,438
Accounts receivable	130	197
Notes receivable, net of unearned interest income of $622 and allowance for credit losses of $0 at September 30, 2013 and net of unearned interest income of $1,307 and allowance for credit losses of $54 at December 31, 2012	4,821	8,060
Investment in securities	293	33
Investments in equipment and leases, net of accumulated depreciation of $18,562 at September 30, 2013 and $14,251 at December 31, 2012	46,647	53,311
Prepaid expenses and other assets	153	146
Total assets	$61,629	$71,185
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$64	$71
Affiliates	85	108
Accrued distributions to Other Members	816	816
Other	493	426
Deposits due lessees	25	105
Non-recourse debt	15,377	14,057
Acquisition facility obligation	—	4,220
Unearned operating lease income	421	310
Total liabilities	17,281	20,113
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	44,348	51,072
Total Members’ capital	44,348	51,072
Total liabilities and Members’ capital	$61,629	$71,185

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands Except Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$3,280	$2,939	$10,176	$8,042
Direct financing leases	22	23	61	69
Interest on notes receivable	167	161	602	349
Gain on sales of lease assets and early termination of notes receivable	386	—	509	17
Gain on sales or dispositions of securities	137	—	137	—
Interest income	1	—	1	—
Other	31	23	48	59
Total revenues	4,024	3,146	11,534	8,536
Expenses:
Depreciation of operating lease assets	2,618	2,341	8,187	6,361
Asset management fees to Managing Member	183	149	574	400
Acquisition expense	139	326	568	1,125
Cost reimbursements to Managing Member and/or affiliates	364	311	1,078	841
(Reversal of provision) provision for credit losses	(1)	(20)	—	36
Amortization of initial direct costs	38	34	114	97
Interest expense	86	43	263	127
Professional fees	52	80	198	241
Outside services	16	16	64	116
Taxes on income and franchise fees	14	18	47	64
Bank charges	43	41	147	152
Railcar maintenance	133	124	625	373
Other	70	39	206	157
Total operating expenses	3,755	3,502	12,071	10,090
Net income (loss)	$269	$(356)	$(537)	$(1,554)
Net income (loss):
Managing Member	$153	$154	$459	$460
Other Members	116	(510)	(996)	(2,014)
	$269	$(356)	$(537)	$(1,554)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.06)	$(0.12)	$(0.24)
Weighted average number of Units outstanding	8,387,357	8,395,515	8,392,766	8,398,427

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013
(In Thousands Except Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	8,402,515	$61,235	$—	$61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.90 per Unit)	—	(7,557)	—	(7,557)
Distributions to Managing Member	—	—	(613)	(613)
Net (loss) income	—	(2,542)	613	(1,929)
Balance December 31, 2012	8,395,515	51,072	—	51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.67 per Unit)	—	(5,663)	—	(5,663)
Distributions to Managing Member	—	—	(459)	(459)
Net (loss) income	—	(996)	459	(537)
Balance September 30, 2013 (Unaudited)	8,386,015	$44,348	$—	$44,348

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income (loss)	$269	$(356)	$(537)	$(1,554)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(386)	—	(509)	(17)
Depreciation of operating lease assets	2,618	2,341	8,187	6,361
Amortization of initial direct costs	38	34	114	97
(Reversal of provision) provision for credit losses	(1)	(20)	—	36
Gain on sales or dispositions of securities	(137)	—	(137)	—
Changes in operating assets and liabilities:
Accounts receivable	59	(26)	67	(70)
Prepaid expenses and other assets	(54)	(55)	(7)	(109)
Accounts payable, Managing Member	(32)	(2)	(7)	(12)
Accrued distributions to Other Members	1	—	—	—
Accounts payable, other	277	(421)	254	71
Accrued liabilities, affiliates	13	27	(23)	(145)
Deposits due lessees	(80)	—	(80)	21
Unearned operating lease income	7	(6)	111	21
Net cash provided by operating activities	2,592	1,516	7,433	4,700
Investing activities:
Purchases of equipment on operating leases	—	(5,941)	(6,115)	(16,948)
Purchases of equipment on direct financing leases	—	—	—	(919)
Purchase of securities	—	(1)	—	(1)
Proceeds from sales of lease assets and early termination of notes receivable	5,162	8	5,980	84
Payments of initial direct costs	(30)	(22)	(56)	(86)
Principal payments received on direct financing leases	75	64	211	197
Note receivable advances	—	(1,032)	(362)	(3,856)
Proceeds from sale of securities	137	—	137	—
Principal payments received on notes receivable	544	527	2,006	1,221
Net cash provided by (used in) investing activities	5,888	(6,397)	1,801	(20,308)
Financing activities:
Borrowings under non-recourse debt	1,389	—	8,590	4,774
Repayments under non-recourse debt	(3,781)	(797)	(7,270)	(1,665)
Repayments under acquisition facility	—	—	(4,220)	—
Syndication costs paid to Managing Member	—	—	—	(36)
Distributions to Other Members	(1,888)	(1,889)	(5,663)	(5,673)
Distributions to Managing Member	(153)	(154)	(459)	(461)
Repurchase or rescissions of Units	(65)	—	(65)	(50)
Net cash used in financing activities	(4,498)	(2,840)	(9,087)	(3,111)
Net increase (decrease) in cash and cash equivalents	3,982	(7,721)	147	(18,719)
Cash and cash equivalents at beginning of period	5,603	13,309	9,438	24,307
Cash and cash equivalents at end of period	$9,585	$5,588	$9,585	$5,588
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$82	$44	$259	$130
Cash paid during the period for taxes	$—	$—	$55	$53
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$816	$816	$816
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Exchange of note receivable for direct equity investment	$—	$—	$260	$—

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

As of September 30, 2013, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $293 thousand and $33 thousand of purchased securities at September 30, 2013 and December 31, 2012, respectively. There were no sales or dispositions of securities during the three- and nine-month periods ended September 30, 2013 and 2012.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company realized $137 thousand of gains from the net exercise of warrants during the three and nine months ended September 30, 2013. There were no net exercises of warrants during the three and nine months ended September 30, 2012.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

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

No notes receivable were impaired or in non-accrual status as of September 30, 2013. None of the notes receivable were in non-accrual status as of December 31, 2012. However, as of the same date, the Company had an impaired note which was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively.

Prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand.

As of September 30, 2013, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2013	$661
Year ending December 31, 2014	2,803
2015	1,473
2016	487
5,424
Less: portion representing unearned interest income	(622)
4,802
Unamortized initial direct costs	19
Notes receivable, net	$4,821

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$9	$6	$29	$13
IDC amortization – lease assets	29	28	85	84
Total	$38	$34	$114	$97

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$27	$—	$—	$27
(Reversal of) provision for credit losses	—	—	(27)	54	—	27
Balance December 31, 2012	—	—	—	54	—	54
Asset disposal	—	—	—	(54)	—	(54)
Balance September 30, 2013	$—	$—	$—	$—	$—	$—

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

As of September 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$4,821[1]	$633[2]	$5,454
Ending balance: individually evaluated for impairment	$4,821	$633	$5,454
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $19 of unamortized initial direct costs.
[2]	Includes $1 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Financing receivables:
Ending balance	$8,114 [3]	$774 [4]	$8,888
Ending balance: individually evaluated for impairment	$8,114	$774	$8,888
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $31 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

At September 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$3,908	$6,567	$632	$772
Special mention	894	1,516	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$4,802	$8,083	$632	$772

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2013 and December 31, 2012, the investment in financing receivables is aged as follows (in thousands):

September 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,802	$4,802	$—
Finance leases	—	—	—	—	632	632	—
Total	$—	$—	$—	$—	$5,434	$5,434	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$8,083	$8,083	$—
Finance leases	—	—	—	—	772	772	—
Total	$—	$—	$—	$—	$8,855	$8,855	$—

The Company had no investment in financing receivables in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. During the first quarter of 2013, the note was settled prior to its scheduled maturity resulting in a gain of $54 thousand. See Note 3 for further discussion.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$52,257	$1,708	$(8,187)	$45,778
Net investment in direct financing leases	772	71	(211)	632
Initial direct costs, net of accumulated amortization of $252 at September 30, 2013 and $185 at December 31, 2012	282	40	(85)	237
Total	$53,311	$1,819	$(8,483)	$46,647

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and nine months ended September 30, 2013 and 2012.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.6 million and $2.3 million for the respective three months ended September 30, 2013 and 2012, and $8.2 million and $6.4 million for the respective nine months ended September 30, 2013 and 2012.

All of the Company’s leased property was acquired starting from December 2009 through September 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Transportation, rail	$21,322	$720	$(109)	$21,933
Materials handling	11,602	690	(127)	12,165
Transportation	7,820	208	—	8,028
Manufacturing	12,283	1,462	(7,084)	6,661
Construction	5,558	—	(26)	5,532
Mining	4,830	—	—	4,830
Research	2,391	2,250	(750)	3,891
Agriculture	588	263	—	851
Office Automation	—	322	—	322
Computers	—	13	—	13
Other	113	—	—	113
	66,507	5,928	(8,096)	64,339
Less accumulated depreciation	(14,250)	(8,187)	3,876	(18,561)
Total	$52,257	$(2,259)	$(4,220)	$45,778

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both September 30, 2013 and December 31, 2012.

There were no operating leases in non-accrual status at both September 30, 2013 and December 31, 2012.

Direct financing leases:

As of September 30, 2013 and December 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$703	$867
Estimated residual values of leased equipment (unguaranteed)	11	17
Investment in direct financing leases	714	884
Less unearned income	(82)	(112)
Net investment in direct financing leases	$632	$772

As of September 30, 2013 and December 31, 2012, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$3,031	$94	$3,125
Year ending December 31, 2014	10,177	348	10,525
2015	6,660	248	6,908
2016	2,937	13	2,950
2017	2,025	—	2,025
2018	1,035	—	1,035
Thereafter	589	—	589
	$26,454	$703	$27,157

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$364	$311	$1,078	$841
Asset management fees to Managing Member	183	149	574	400
Acquisition and initial direct costs paid to Managing Member	169	348	624	1,176
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	—	—	14
	$716	$808	$2,276	$2,431

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.35% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross operating lease rentals totaled approximately $15.9 million over the remaining lease terms; and the carrying value of the pledged assets is $23.9 million. The notes mature at various dates from 2013 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$1,772	$86	$1,858
Year ending December 31, 2014	5,765	229	5,994
2015	3,346	131	3,477
2016	1,723	82	1,805
2017	1,450	46	1,496
2018	738	22	760
Thereafter	583	6	589
	$15,377	$602	$15,979

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of September 30, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	September 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	(4,220)
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,225)	(1,270)
Total remaining available under the venture, acquisition and warehouse facilities	$58,775	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $44.3 million, 0.35 to 1, and 42.15 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. At December 31, 2012, outstanding borrowings under the Acquisition Facility totaled $4.2 million. The weighted average rate of borrowings during the first nine months of 2013 was 3.29%. There were no borrowings outstanding during the first nine months of 2012.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2013, the investment program participants were ATEL 12, LLC, the Company and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2013 and December 31, 2012.

9. Commitments:

At September 30, 2013, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $925 thousand and $750 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 8,386,015 Units and 8,395,515 were issued and outstanding at September 30, 2013 and December 31, 2012, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions declared	$1,888	$1,888	$5,663	$5,668
Weighted average number of Units outstanding	8,387,357	8,395,515	8,392,766	8,398,427
Weighted average distributions per Unit	$0.23	$0.22	$0.67	$0.67

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at September 30, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded a non-recurring adjustment to reflect the fair value of an impaired note receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired asset.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and nine months ended September 30, 2013.

During the second quarter of 2012, the Company recorded a $54 thousand fair value adjustment to reduce the cost basis of an impaired note. The fair value adjustment was non-recurring and was based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. Such estimated impairment remained unchanged through December 31, 2012. The note was subsequently settled during the first quarter of 2013, prior to its scheduled maturity.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,585	$9,585	$—	$—	$9,585
Notes receivable, net	4,821	—	—	4,821	4,821
Investment in securities	293	—	—	293	293
Financial liabilities:
Non-recourse debt	15,377	—	—	15,283	15,283

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of September 30, 2013, 8,386,015 Units were issued and outstanding.

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

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $269 thousand and a net loss of $356 thousand for the three months ended September 30, 2013 and 2012, respectively. Results for the third quarter of 2013 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 increased by $878 thousand, or 28%, as compared to prior year period. The increase was largely due to gains realized on sales and early termination of certain assets, the growth in operating lease revenues and a gain realized on the sale or disposition of securities.

The gain realized on sales and early termination of assets totaled $386 thousand, which primarily reflects a $293 thousand gain on an early termination of a lease comprised of manufacturing equipment, and a $107 thousand gain resulting from the early termination of certain notes receivable. Gains realized on asset sales were nominal during the prior year period.

Operating lease revenues increased by $341 thousand largely due to revenues derived from approximately $12.4 million of operating lease assets acquired since September 30, 2012. In addition, the Company realized a $137 thousand gain on the net exercise of warrants during the current year quarter. There were no warrants exercised during the prior year quarter.

Expenses

Total operating expenses for the third quarter of 2013 increased by $253 thousand, or 7%, as compared to the prior year period. The increase in total operating expenses is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager, interest expense, asset management fees paid to the Manager, and other expense. Such increases in expenses were partially offset by a decrease in acquisition expense.

Depreciation expense increased by $277 thousand largely due to the addition of approximately $12.4 million of equipment purchases for operating leases made during the past twelve months. Costs reimbursed to the Manager increased by $53 thousand, consistent with the Fund’s expanded operations. Interest expense was higher by $43 thousand due to the $9.4 million net increase in outstanding borrowings since September 30, 2012. Moreover, asset management fees paid to the Manager increased by $34 thousand primarily as a result of the increase in managed assets and related rents; and, other expense was higher by $31 thousand largely due to increases in printing and photocopying costs, inspection fees, other management fees, freight and storage, and other administrative costs.

The aforementioned increases in expenses were partially offset by a $187 thousand decrease in acquisition expense. Such decrease was largely attributable to reduced costs related to identifying potential lease and funding transactions.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net losses of $537 thousand and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. Results for the first nine months of 2013 reflect increases in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 increased by $3.0 million, or 35%, as compared to prior year period. The increase was largely due to the growth in operating lease revenues, increased gains realized on sales and early termination of certain assets, higher interest income on notes receivable, and a gain realized on the sale or disposition of securities.

Operating lease revenues increased by $2.1 million largely due to revenues derived from approximately $12.4 million of operating lease assets acquired since September 30, 2012. Gains realized on sales and early termination of assets increased by $492 thousand primarily due to a $293 thousand gain realized on an early termination of a lease comprised of manufacturing equipment, and $183 thousand gain on the early termination of certain notes receivable.

Interest income on notes receivable increased by $253 thousand as a result of revenues derived from $3.6 million of loans funded since September 30, 2012. In addition, the Company realized a $137 thousand gain on the net exercise of warrants during the current year period. There were no warrants exercised during the prior year period.

Expenses

Total operating expenses for the first nine months of 2013 increased by $2.0 million, or 20%, as compared to the prior year period. The increase in total operating expenses was largely a result of increases in depreciation expense, railcar maintenance expenses, costs reimbursed to the Manager, asset management fees paid to the Manager and interest expense. Such increases in expenses were partially offset by decreases in acquisition expense, outside services expense and professional fees.

Depreciation expense increased by $1.8 million largely due to the addition of approximately $12.4 million of equipment purchases for operating leases made since September 30, 2012. Railcar maintenance costs were higher by $252 thousand primarily due to an approximate $6.5 million growth in the Fund’s railcar portfolio since September 30, 2012. Costs reimbursed to the Manager increased by $237 thousand, consistent with the Fund’s expanded operations. Moreover, asset management fees paid to the Manager increased by $174 thousand mainly as a result of the increase in managed assets and related rents; and, interest expense was higher by $136 thousand due to the $9.4 million net increase in outstanding borrowings since September 30, 2012.

The aforementioned increases in expenses were partially offset by decreases in acquisition expense, outside services expense, and professional fees totaling $557 thousand, $52 thousand and $43 thousand, respectively. Acquisition expense decreased primarily due to the reduction in costs related to identifying potential lease and funding transactions. Outside services expense declined largely due to a decrease in business development costs; and, professional fees decreased primarily as a result of lower legal and audit-related expenses.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $9.6 million and $9.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$2,592	$1,516	$7,433	$4,700
Investing activities	5,888	(6,397)	1,801	(20,308)
Financing activities	(4,498)	(2,840)	(9,087)	(3,111)
Net increase (decrease) in cash and cash equivalents	$3,982	$(7,721)	$147	$(18,719)

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $5.2 million and $8 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2013 and September 30, 2012, and utilized borrowings totaling $1.4 million during the current year quarter. There were no borrowings during the prior year period.

During the same comparative periods, cash was primarily used to pay down $3.8 million and $797 thousand of debt; and, to pay distributions to both the Managing Member and Other Members totaling $2.0 million for each of the third quarters of 2013 and 2012. During the prior year period, the Company also used $5.9 million and $1.0 million to purchase lease assets and fund investments in notes receivable, respectively. There were neither equipment purchased nor loans funded during the current year quarter.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $8.6 million and $4.8 million during the respective nine months ended September 30, 2013 and 2012, and realized $6.0 million and $84 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same respective periods.

During the same comparative periods, cash was primarily used to repay $11.5 million and $1.7 million of debt. In addition, cash was used to purchase equipment for long-term operating and direct financing leases, and to fund investments in notes receivable. Total equipment purchased amounted to $6.1 million and $17.9 million for the respective nine months ended September 30, 2013 and 2012; while total loans funded amounted to $362 thousand for the first nine months of 2013 and $3.9 million for the prior year period. Moreover, cash was used to pay distributions to both the Managing Member and Other Members totaling $6.1 million for each of the nine months ended September 30, 2013 and 2012.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility is for an amount up to $60 million and expires in June 2014. During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. At September 30, 2013, the Company has no outstanding borrowings under the acquisition facility. At December 31, 2012, the Company had $4.2 million of outstanding borrowings under the Acquisition Facility. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2013, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting there from (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $44.3 million, 0.35 to 1, and 42.15 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2013 (in thousands):

Net loss – GAAP basis	$(912)
Interest expense	311
Depreciation and amortization	10,707
Amortization of initial direct costs	150
Reversal of provision for credit losses	(9)
Principal payments received on direct financing leases	277
Principal payments received on notes receivable	2,585
EBITDA (for Credit Facility financial covenant calculation only)	$13,109

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

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $15.4 million and $14.1 million, respectively. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2013.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2013, and paid through September 30, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2013 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		n/a	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		$0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan 2012 – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Aug 2013	Jan 2013 – Sep 2013	5,663		—		5,663		0.67	8,393,816
		$20,083		$—		$20,083		$3.34
Source of distributions
Lease and loan payments received		$18,083	90.04%	$—	0.00%	$18,083	90.04%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	9.96%	—	0.00%	2,000	9.96%
		$20,083	100.00%	$—	0.00%	$20,083	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, and December 1, 2012 – August 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, there were commitments to fund investments in notes receivable and to purchase lease assets totaling approximately $925 thousand and $750 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2013

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