Form 10-K
period 2013-12-31
ATEL 14, LLC
filed 2014-03-18
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 8,386,015

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

As of December 31, 2013, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $93.2 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2013.

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

During 2013 and 2012, two lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Cummins	Materials handling	13%	16%
IBM Corporation	Research	12%	20%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$22,196	23.82%
Marine	19,410	20.83%
Manufacturing	12,995	13.94%
Materials handling	12,994	13.94%
Transportation	8,148	8.74%
Construction	5,696	6.11%
Mining	4,830	5.18%
Research	4,766	5.11%
Other	2,159	2.33%
	$93,194	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$28,988	31.11%
Natural gas	24,240	26.01%
Wholesale, nondurable goods	8,910	9.56%
Agriculture	8,743	9.38%
Food products	4,651	4.99%
Transportation, rail	4,220	4.53%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.58%
Waste recycling	1,227	1.32%
Apparel/Accessories	940	1.01%
Other	3,616	3.87%
	$93,194	100.00%

From inception to December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$6,334	$3,874	$2,806
Research	1,184	410	999
Materials handling	737	282	620
Transportation, rail	263	230	165
Construction	164	56	149
	$8,682	$4,852	$4,739

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$2,905	23.78%
Manufacturing	2,496	20.43%
Research	1,807	14.79%
Vending equipment	1,000	8.19%
Furniture & fixtures	700	5.73%
Chemical processing	300	2.46%
Other	3,007	24.62%
	$12,215	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,950	32.34%
Business services	2,594	21.24%
Electronics	1,767	14.47%
Internet Services	1,097	8.98%
Refuse systems	1,000	8.19%
Chemicals/Allied products	946	7.74%
Health services	500	4.09%
Lab equipment	361	2.95%
	$12,215	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$1,625	$333	$1,630
Research	1,307	982	553
Vending equipment	1,000	855	351
Other	750	274	606
Other*	249	260	—
	$4,931	$2,704	$3,140
*	During the second quarter of 2013, the Company exchanged a $260 thousand note receivable for a like amount of direct equity investment in shares of the related borrower. The amount under the “Disposition Proceeds” column represents the net book value of the note receivable at the time of the exchange. There was no gain or loss generated from the transaction.

For further information regarding the Company’s note receivable portfolio as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 2,176 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2013. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse and long-term debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2013 valuation date. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The aforementioned valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions in December 2009. Additional distributions have been consistently made through December 31, 2013. The rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. Likewise, the rate for monthly distributions from 2012 operations was $0.075 per Unit for the period from January through December 2012. The rate for each of the quarterly distributions paid in 2013 and 2012 was $0.225 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2013, and paid through December 31, 2013. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund on a cash basis from inception through December 31, 2013 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital	Distribution of Income	Total Distribution	Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—	$—	$—	$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003	—	2,003	0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011- Dec 2011	4,855	—	4,855	0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562	—	7,562	0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550	—	7,550	0.90	8,389,923
		$21,970	$—	$21,970	$3.57

Source of distributions
Lease and loan payments received	$19,970	90.90%	$—	0.00%	$19,970	90.90%
Interest Income	—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans	2,000	9.10%	—	0.00%	2,000	9.10%
	$21,970	100.00%	$—	0.00%	$21,970	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See ‘Timing and Method of Distributions’ on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable periods.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012 and December 1, 2012 – November 30, 2013, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of December 31, 2013, 8,386,015 Units were issued and outstanding.

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

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2013	2012
Natural gas	27%	*
Manufacturing	26%	36%
Wholesale, nondurable goods	10%	11%
Agriculture	*	10%
*	Less than 10%

During 2013 and 2012, two lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Cummins	Materials handling	13%	16%
IBM Corporation	Research	12%	20%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2013. The utilization percentage of existing assets under lease was 100% at both December 31, 2013 and 2012.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2013 versus 2012

The Company had net income of $41 thousand and a net loss of $1.9 million for the years ended December 31, 2013 and 2012, respectively. Results for 2013 reflect increases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2013 increased by $3.7 million, or 31%, as compared to prior year. The increase was largely due to the growth in operating lease revenues, unrealized gain on fair valuation of warrants, gains realized on sales and early termination of certain assets, interest income on notes receivable, and a gain realized on the sale or disposition of securities.

Operating lease revenues increased by $2.1 million largely due to revenues derived from approximately $25.5 million of operating lease assets acquired since December 31, 2012. Unrealized gain on fair valuation of warrants was higher by $784 thousand due to the addition of warrants of certain portfolio companies. Gains realized on sales and early termination of assets increased by $564 thousand primarily due to a $293 thousand gain realized on an early termination of a lease comprised of manufacturing equipment, and $183 thousand gain on the early termination of certain notes receivable.

Interest income on notes receivable increased by $195 thousand largely as a result of revenues derived from approximately $2.4 million of new notes funded at the end of 2012 through December 2013. In addition, the Company realized a $139 thousand gain on the net exercise of warrants during the current year period. There were no warrants exercised during the prior year period.

Expenses

Total operating expenses for 2013 increased by $1.8 million, or 13%, as compared to prior year. The increase in total operating expenses was largely a result of increases in depreciation expense, railcar maintenance costs, asset management fees paid to the Manager, interest expense, and costs reimbursed to the Manager. Such increases in expenses were partially offset by decreases in acquisition expense and outside services expense.

Depreciation expense increased by $1.7 million largely due to the increment of approximately $25.5 million of net equipment purchases for operating leases made since December 31, 2012. Railcar maintenance costs were higher by $195 thousand primarily due to an approximate $720 thousand growth in the Fund’s railcar portfolio since December 31, 2012 coupled with the aging of the existing railcar portfolio. Asset management fees paid to the Manager increased by $182 thousand mainly as a result of the increase in managed assets and related rents. Moreover, interest expense was higher by $178 thousand due to the $9.3 million net increase in outstanding borrowings since December 31, 2012; and, costs reimbursed to the Manager increased by $144 thousand, consistent with the Fund’s increased investments and expanded operations.

The aforementioned increases in expenses were partially offset by decreases in acquisition expense and outside services expense totaling $540 thousand and $63 thousand, respectively. Acquisition expense decreased primarily due to the reduction in costs related to identifying potential lease and funding transactions; and, outside services expense declined largely due to a decrease in business development costs.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $3.1 million and $9.4 million, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$9,443	$7,157
Investing activities	(16,898)	(29,145)
Financing activities	1,107	7,119
Net increase (decrease) in cash and cash equivalents	$(6,348)	$(14,869)

2013 versus 2012

During the years ended December 31, 2013 and 2012, the Company’s primary source of liquidity has been cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $22.6 million and $19.9 million during the respective years ended December 31, 2013 and 2012, and realized $6.2 million and $128 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same respective years. The Company also realized $139 thousand of proceeds from the sale or disposition of investment securities during the current year. There was no such sale or disposition of investment securities in 2012.

During 2013 and 2012, cash was primarily used to purchase equipment and fund investments in notes receivable, to repay debt, and to pay distributions to both Other Members and the Managing Member. Total equipment purchased for long-term operating and direct financing leases amounted to $25.6 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively; while total loans funded amounted to $362 thousand and $7.0 million. Cash used to repay debt amounted to $13.2 million and $4.5 million for the respective years ended December 31, 2013 and 2012; and, distributions paid to both Other Members and the Managing Member totaled $8.2 million for each of the years ended December 31, 2013 and 2012.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and the expiration extended to June 2015.

During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants. At December 31, 2013, the Company has no outstanding borrowings under the acquisition facility. At December 31, 2012, the Company had $4.2 million of outstanding borrowings under the Acquisition Facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $42.9 million, 0.64 to 1, and 37.26 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2013 (in thousands):

Net income – GAAP basis	$41
Interest expense	353
Depreciation and amortization	10,569
Amortization of initial direct costs	147
Provision for credit losses	15
Unrealized gain on fair valuation of warrants	(784)
Principal payments received on direct financing leases	288
Principal payments received on notes receivable	2,524
EBITDA (for Credit Facility financial covenant calculation only)	$13,153

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

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $25.5 million and $14.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2013, the Company had long-term debt totaling $2.1 million. There was no such long-term debt as of December 31, 2012. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC (see Note 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data ). The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2013. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 17, 2014

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$3,090	$9,438
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2013 and $0 at December 31, 2012	239	197
Notes receivable, net of unearned interest income of $479 and allowance for credit losses of $0 at December 31, 2013 and net of unearned interest income of $1,307 and allowance for credit losses of $54 at December 31, 2012	4,299	8,060
Investment in securities	293	33
Fair value of warrants	784	—
Investments in equipment and leases, net of accumulated depreciation of $20,437 at December 31, 2013 and $14,251 at December 31, 2012	63,530	53,311
Prepaid expenses and other assets	116	146
Total assets	$72,351	$71,185
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$71
Affiliates	325	108
Accrued distributions to Other Members	816	816
Other	235	426
Deposits due lessees	25	105
Non-recourse debt	25,543	14,057
Long-term debt	2,068	—
Acquisition facility obligation	—	4,220
Unearned operating lease income	387	310
Total liabilities	29,465	20,113
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	42,886	51,072
Total Members’ capital	42,886	51,072
Total liabilities and Members’ capital	$72,351	$71,185

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$13,260	$11,177
Direct financing leases	81	91
Interest on notes receivable	746	551
Gain on sales of lease assets and early termination of notes receivable	583	19
Gain on sales or dispositions of securities	139	—
Unrealized gain on fair value of warrants	784	—
Interest income	1	—
Other	79	96
Total revenues	15,673	11,934
Expenses:
Depreciation of operating lease assets	10,569	8,881
Asset management fees to Managing Member	744	562
Acquisition expense	795	1,335
Cost reimbursements to Managing Member and/or affiliates	1,390	1,246
Provision for credit losses	15	27
Amortization of initial direct costs	147	133
Interest expense	353	175
Professional fees	240	273
Outside services	82	145
Taxes on income and franchise fees	61	91
Bank charges	189	190
Railcar maintenance	758	563
Other	289	242
Total operating expenses	15,632	13,863
Net income (loss)	$41	$(1,929)
Net income (loss):
Managing Member	$612	$613
Other Members	(571)	(2,542)
	$41	$(1,929)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.30)
Weighted average number of Units outstanding	8,391,064	8,397,810

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	8,402,515	$61,235	$—	$61,235
Repurchase of Units	(7,000)	(50)	—	(50)
Syndication costs	—	(14)	—	(14)
Distributions to Other Members ($0.90 per Unit)	—	(7,557)	—	(7,557)
Distributions to Managing Member	—	—	(613)	(613)
Net (loss) income	—	(2,542)	613	(1,929)
Balance December 31, 2012	8,395,515	51,072	—	51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.90 per Unit)	—	(7,550)	—	(7,550)
Distributions to Managing Member	—	—	(612)	(612)
Net (loss) income	—	(571)	612	41
Balance December 31, 2013	8,386,015	$42,886	$—	$42,886

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
Operating activities:
Net income (loss)	$41	$(1,929)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(583)	(19)
Depreciation of operating lease assets	10,569	8,881
Amortization of initial direct costs	147	133
Provision for credit losses	15	27
Gain on sales or dispositions of securities	(139)	—
Unrealized gain on fair valuation of warrants	(784)	—
Changes in operating assets and liabilities:
Accounts receivable	(57)	52
Prepaid expenses and other assets	30	(63)
Accounts payable, Managing Member	(5)	(9)
Accounts payable, other	(5)	140
Accrued liabilities, affiliates	217	(200)
Deposits due lessees	(80)	101
Unearned operating lease income	77	43
Net cash provided by operating activities	9,443	7,157
Investing activities:
Purchases of equipment on operating leases	(25,645)	(23,268)
Purchases of equipment on direct financing leases	—	(919)
Purchase of securities	—	(1)
Proceeds from sales of lease assets and early termination of notes receivable	6,215	128
Payments of initial direct costs	(57)	(101)
Principal payments received on direct financing leases	288	263
Note receivable advances	(362)	(7,047)
Proceeds from sale of securities	139	—
Principal payments received on notes receivable	2,524	1,800
Net cash used in investing activities	(16,898)	(29,145)
Financing activities:
Borrowings under non-recourse debt	20,527	13,672
Repayments under non-recourse debt	(9,041)	(2,512)
Borrowings under long-term debt	2,068	—
Borrowings under acquisition facility	—	6,220
Repayments under acquisition facility	(4,220)	(2,000)
Syndication costs paid to Managing Member	—	(36)
Distributions to Other Members	(7,550)	(7,562)
Distributions to Managing Member	(612)	(613)
Repurchase or rescissions of Units	(65)	(50)
Net cash provided by financing activities	1,107	7,119
Net decrease in cash and cash equivalents	(6,348)	(14,869)
Cash and cash equivalents at beginning of year	9,438	24,307
Cash and cash equivalents at end of year	$3,090	$9,438
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$346	$171
Cash paid during the year for taxes	$55	$68
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$816	$816
Distributions payable to Managing Member at year-end	$66	$66
Exchange of note receivable for direct equity investment	$260	$—
Purchases of equipment on operating leases	$—	$187

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

As of December 31, 2013, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2013 and 2012, and as of December 31, 2013 and 2012, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the second quarter of 2013, the Company exchanged a $260 thousand note receivable for a like amount of direct equity investment in shares of the borrower. The Company had $293 thousand and $33 thousand of purchased securities at December 31, 2013 and 2012, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2013 and 2012. There were also no sales or disposition of securities in 2013 and 2012.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $784 thousand. At December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company realized $139 thousand of gains from the net exercise of warrants during the year ended December 31, 2013. There were no net exercises of warrants during 2012.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $61 thousand and $91 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$42,886	$51,072
Tax basis of net assets (unaudited)	39,042	50,938
Difference	$3,844	$134

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income (loss) per financial statements	$41	$(1,929)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(3,786)	(6,227)
Provision for losses and doubtful accounts	15	(27)
Adjustments to revenues	363	303
Adjustments to gain on sales of assets	529	16
Other	(830)	109
Loss per federal tax return (unaudited)	$(3,668)	$(7,755)

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

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2013	2012
Natural gas	27%	*
Manufacturing	26%	36%
Wholesale, nondurable goods	10%	11%
Agriculture	*	10%
*	Less than 10%

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Cummins	Materials handling	13%	16%
IBM Corporation	Research	12%	20%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2013 the original terms of the notes are from 9 to 42 months with interest at rates ranging from 10.96% to 26.22% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2014 through 2016.

No notes receivable were impaired or in non-accrual status as of December 31, 2013. By comparison, none of the notes receivable were in non-accrual status as of December 31, 2012. However, as of the same date, the Company had an impaired note which was deemed impaired during the second quarter of 2012. As such, the Fund recorded a $54 thousand fair value adjustment during the second quarter of 2012 to reduce the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $171 thousand and $117 thousand, respectively.

Prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. The note was subsequently settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $54 thousand.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2013, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2014	$2,803
2015	1,473
2016	487
4,763
Less: portion representing unearned interest income	(479)
4,284
Unamortized initial direct costs	15
Notes receivable, net	$4,299

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
IDC amortization – notes receivable	$33	$21
IDC amortization – lease assets	114	112
Total	$147	$133

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$27	$—	$—	$27
(Reversal of) provision for credit losses	—	—	(27)	54	—	27
Balance December 31, 2012	—	—	—	54	—	54
Provision for credit losses			15	—	—	15
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	$—	$—	$15	$—	$—	$15

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

As of December 31, 2013 and 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$4,299[1]	$558[2]	$4,857
Ending balance: individually evaluated for impairment	$4,299	$558	$4,857
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $15 of unamortized initial direct costs.
[2]	Includes $1 of unamortized initial direct costs.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$54	$—	$54
Ending balance: individually evaluated for impairment	$54	$—	$54
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$8,114[3]	$774[4]	$8,888
Ending balance: individually evaluated for impairment	$8,114	$774	$8,888
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[3]	Includes $31 of unamortized initial direct costs.
[4]	Includes $2 of unamortized initial direct costs.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2013 and 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$4,047	$6,567	$557	$772
Special mention	237	1,516	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$4,284	$8,083	$557	$772

At December 31, 2013 and 2012, the investment in financing receivables is aged as follows (in thousands):

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,284	$4,284	$—
Finance leases	12	—	—	12	545	557	—
Total	$12	$—	$—	$12	$4,829	$4,841	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$8,083	$8,083	$—
Finance leases	—	—	—	—	772	772	—
Total	$—	$—	$—	$—	$8,855	$8,855	$—

As discussed in Note 4, the Company had no notes in non-accrual status as at both December 31, 2013 and 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note was settled in the first quarter of 2013. See Note 4 for further discussion.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$52,257	$21,076	$(10,569)	$62,764
Net investment in direct financing leases	772	73	(288)	557
Initial direct costs, net of accumulated amortization of $254 at December 31, 2013 and $185 at December 31, 2012	282	41	(114)	209
Total	$53,311	$21,190	$(10,971)	$63,530

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets for impairment. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2013 and 2012.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $10.6 million and $8.9 million for the years ended December 31, 2013 and 2012, respectively. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $114 thousand and $112 thousand for 2013 and 2012, respectively.

All of the Company’s leased property was acquired during the years from 2009 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance December 31, 2013
Transportation, rail	$21,322	$720	$(109)	$21,933
Marine vessel	—	19,410	—	19,410
Materials handling	11,602	690	(361)	11,931
Transportation	7,820	208	—	8,028
Manufacturing	12,283	1,462	(7,084)	6,661
Construction	5,558	—	—	5,558
Mining	4,830	—	(26)	4,804
Research	2,391	2,250	(1,184)	3,457
Agriculture	588	263	—	851
Office automation	—	322	—	322
Air support equipment	—	120	—	120
Other	113	13	—	126
	66,507	25,458	(8,764)	83,201
Less accumulated depreciation	(14,250)	(10,569)	4,382	(20,437)
Total	$52,257	$14,889	$(4,382)	$62,764

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both December 31, 2013 and 2012. There were no operating leases in non-accrual status at both December 31, 2013 and 2012.

During the fourth quarter of 2013, the Company and its affiliate, ATEL 15, LLC, acquired a 100% interest in a marine vessel and related bareboat charter guaranteed by the lessee — one of the world's largest providers of products and services to the energy industry. The new lease asset was funded, in part, by utilizing $23.9 million of new non-recourse debt and $4.1 million of long-term debt. The Fund has a 50% interest in the new lease asset and accompanying charter and assumed 50% of the new debt.

Direct financing leases:

As of December 31, 2013, investment in direct financing leases consists of various types of computer-related, research, materials handling and cleaning and maintenance equipment. As of December 31, 2012, investment in direct financing leases consists of various types of computer-related, research and materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Total minimum lease payments receivable	$609	$867
Estimated residual values of leased equipment (unguaranteed)	11	17
Investment in direct financing leases	620	884
Less unearned income	(63)	(112)
Net investment in direct financing leases	$557	$772

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

As of December 31, 2013 and 2012, there were no investments in direct financing leases in non-accrual status.

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$12,684	$348	$13,032
2015	9,166	248	9,414
2016	5,443	13	5,456
2017	4,532	—	4,532
2018	3,541	—	3,541
Thereafter	1,004	—	1,004
	$36,370	$609	$36,979

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

The Managing Member and/or affiliates earned commissions and received cost reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$1,390	$1,246
Asset management fees to Managing Member	744	562
Acquisition and initial direct costs paid to Managing Member	852	1,402
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	—	14
	$2,986	$3,224

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.37% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross operating lease rentals totaled approximately $26.9 million over the remaining lease terms; and the carrying value of the pledged assets is $41.8 million. The notes mature at various dates from 2014 through 2019.

During the fourth quarter of 2013, the Company and its affiliate, ATEL 15, LLC, acquired a 100% interest in a marine vessel and related bareboat charter guaranteed by the lessee — one of the world's largest providers of products and services to the energy industry. The new lease asset was funded, in part, by utilizing $23.9 million of new non-recourse debt and $4.1 million of long-term debt. The Fund has a 50% interest in the new lease asset and accompanying charter and assumed 50% of the new debt. Accordingly, the Fund utilized $11.9 million of new non-recourse debt with a fixed-rate interest of 2.8% per annum and $2.1 million of long-term debt (see Note 9).

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$7,938	$541	$8,479
2015	5,587	376	5,963
2016	4,027	263	4,290
2017	3,820	162	3,982
2018	3,175	71	3,246
Thereafter	996	8	1,004
	$25,543	$1,421	$26,964

9. Long-term debt:

As of December 31, 2013, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC (see Note 8). The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019.The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

10. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

with a syndicate of financial institutions as lenders, and which Credit Facility includes certain financial covenants. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and the expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2013 and 2012, borrowings under the facility were as follows (in thousands):

	2013	2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	(4,220)
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(7,310)	(1,270)
Total remaining available under the venture, acquisition and warehouse facilities	$52,690	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $42.9 million, 0.64 to 1, and 37.26 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. At December 31, 2012, outstanding borrowings under the Acquisition Facility totaled $4.2 million. The weighted average rate of borrowings as of December 31, 2013 and 2012 were 3.30% and 3.43%, respectively.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of December 31, 2013, the investment program participants were ATEL 12, LLC, the Company and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2013 and 2012.

11. Commitments:

At December 31, 2013, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

13. Members’ capital:

A total of 8,386,015 and 8,395,515 Units were issued and outstanding as of December 31, 2013 and 2012, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 total Units.

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

13. Members’ capital: - (continued)

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2013 and 2012 were as follows (in thousands except Units and per Unit data):

	2013	2012
Distributions declared	$7,550	$7,557
Weighted average number of Units outstanding	8,391,064	8,397,810
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same date, there were no non-recurring fair value adjustments. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair value of an impaired note during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $784 thousand. Such valuation is classified within Level 3 of the valuation hierarchy. As of December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 assets
Balance at December 31, 2012	$—
Unrealized gain on warrants, net recorded during the year	784
Balance at December 31, 2013	$784

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during 2013.

During 2012, the Company recorded a $54 thousand fair value adjustment to reduce the cost basis of an impaired note. The fair value adjustment was non-recurring and was based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. The note was subsequently settled during the first quarter of 2013, prior to its scheduled maturity.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price Exercise price Time to maturity (in years) Risk-free interest rate Annualized volatility	$0.04 – $1,000.00 $0.04 – $1000.00 2.62 – 9.46 0.61% – 2.94% 17.80% – 100.00%

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

Non-recourse and Long-term debt

The fair value of the Company’s non-recourse and long-term debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,090	$3,090	$—	$—	$3,090
Notes receivable, net	4,299	—	—	4,299	4,299
Investment in securities	293	—	—	293	293
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	25,543	—	—	25,374	25,374
Long-term debt	2,068	—	—	2,056	2,056

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,438	$9,438	$—	$—	$9,438
Notes receivable, net	8,060	—	—	8,060	8,060
Investment in securities	33	—	—	33	33
Financial liabilities:
Non-recourse debt	14,057	—	—	14,079	14,079
Borrowings	4,220	—	—	4,220	4,220

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2013	2012
Audit fees	$173	$238
Other fees	5	—
	$178	$238

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 17, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.