Form 10-Q
period 2014-03-31
ATEL 14, LLC
filed 2014-05-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(In Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,976	$3,090
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2014 and $15 at December 31, 2013	254	239
Notes receivable, net of unearned interest income of $334 at March 31, 2014 and net of unearned interest income of $479 at December 31, 2013	3,053	4,299
Investment in securities	293	293
Fair value of warrants	784	784
Investments in equipment and leases, net of accumulated depreciation of $22,318 at March 31, 2014 and $20,437 at December 31, 2013	60,151	63,530
Prepaid expenses and other assets	99	116
Total assets	$69,610	$72,351
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$63	$66
Affiliates	77	325
Accrued distributions to Other Members	816	816
Other	308	235
Deposits due lessees	25	25
Non-recourse debt	24,984	25,543
Long-term debt	2,068	2,068
Unearned operating lease income	259	387
Total liabilities	28,600	29,465
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	41,010	42,886
Total Members’ capital	41,010	42,886
Total liabilities and Members’ capital	$69,610	$72,351

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$3,511	$3,374
Direct financing leases	16	19
Interest on notes receivable	101	224
Gain on sales of lease assets and early termination of notes receivable	515	100
Gain on sales or dispositions of securities	6	—
Other	14	7
Total revenues	4,163	3,724
Expenses:
Depreciation of operating lease assets	2,773	2,725
Asset management fees to Managing Member	196	181
Acquisition expense	85	361
Cost reimbursements to Managing Member and/or affiliates	384	357
(Reversal of) provision for credit losses	(15)	5
Impairment losses on equipment	44	—
Amortization of initial direct costs	31	36
Interest expense	180	81
Professional fees	75	103
Outside services	21	31
Taxes on income and franchise fees	7	18
Bank charges	49	53
Railcar maintenance	116	175
Other	53	80
Total expenses	3,999	4,206
Net income (loss)	$164	$(482)
Net income (loss):
Managing Member	$153	$153
Other Members	11	(635)
	$164	$(482)
Net loss per Limited Liability Company Unit (Other Members)	$0.00	$(0.08)
Weighted average number of Units outstanding	8,386,015	8,395,515

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	8,395,515	$51,072	$—	$51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.90 per Unit)	—	(7,550)	—	(7,550)
Distributions to Managing Member	—	—	(612)	(612)
Net (loss) income	—	(571)	612	41
Balance December 31, 2013	8,386,015	42,886	—	42,886
Distributions to Other Members ($0.23 per Unit)	—	(1,887)	—	(1,887)
Distributions to Managing Member	—	—	(153)	(153)
Net income	—	11	153	164
Balance March 31, 2014 (Unaudited)	8,386,015	$41,010	$—	$41,010

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$164	$(482)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(515)	(100)
Depreciation of operating lease assets	2,773	2,725
Amortization of initial direct costs	31	36
(Reversal of) provision for credit losses	(15)	5
Impairment losses on equipment	44	—
Gain on sales or dispositions of securities	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(23)
Prepaid expenses and other assets	17	21
Accounts payable, Managing Member	(3)	(2)
Accounts payable, other	45	(8)
Accrued liabilities, affiliates	(248)	258
Unearned operating lease income	(128)	10
Net cash provided by operating activities	2,159	2,440
Investing activities:
Purchases of equipment and improvements on operating leases	(44)	(2,703)
Proceeds from sales of lease assets and early termination of notes receivable	1,582	390
Payments of initial direct costs	—	(19)
Principal payments received on direct financing leases	78	67
Note receivable advances	—	(112)
Proceeds from sale of securities	6	—
Principal payments received on notes receivable	704	804
Net cash provided by (used in) investing activities	2,326	(1,573)
Financing activities:
Borrowings under non-recourse debt	1,861	859
Repayments under non-recourse debt	(2,420)	(1,414)
Repayments under acquisition facility	—	(4,220)
Distributions to Other Members	(1,887)	(1,889)
Distributions to Managing Member	(153)	(153)
Net cash used in financing activities	(2,599)	(6,817)
Net increase (decrease) in cash and cash equivalents	1,886	(5,950)
Cash and cash equivalents at beginning of period	3,090	9,438
Cash and cash equivalents at end of period	$4,976	$3,488
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$186	$81
Cash paid during the period for taxes	$2	$1
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$816
Distributions payable to Managing Member at period-end	$66	$66
Improvements to equipment on operating leases	$28	$—

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

As of March 31, 2014, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $293 thousand of purchased securities at March 31, 2014 and December 31, 2013, respectively. There were no sales or dispositions of securities during the respective three months ended March 31, 2014 and 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At both March 31, 2014 and December 31, 2013, the Managing Member estimated the fair value of the warrants to be $784 thousand. The Company realized $6 thousand of gains from the net exercise of warrants during the three months ended March 31, 2014. There were no net exercises of warrants during the three months ended March 31, 2013.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 10.96% to 14.30% per annum. The notes are generally secured by the equipment financed. The notes mature from 2014 through 2016.

No notes receivable were impaired or in non-accrual status as of March 31, 2014 and December 31, 2013.

During the first quarter of 2013, the Company realized a $54 thousand gain on the full settlement of an impaired note prior to its scheduled maturity. Such note was originally deemed impaired during the second quarter of 2012, for which the Company recorded a fair value adjustment of $54 thousand to reduce the cost basis of the impaired note.

As of March 31, 2014, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2014	$1,572
Year ending December 31, 2015	1,317
2016	487
3,376
Less: portion representing unearned interest income	(334)
3,042
Unamortized initial direct costs	11
Notes receivable, net	$3,053

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
IDC amortization – notes receivable	$4	$9
IDC amortization – lease assets	27	27
Total	$31	$36

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$—	$—	$54	$—	$54
Provision for credit losses	—	—	15	—	—	15
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	15	—	—	15
Reversal of provision for credit losses	—	—	(15)	—	—	(15)
Balance March 31, 2014	$—	$—	$—	$—	$—	$—

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

As of March 31, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$3,053[1]	$490	$3,543
Ending balance: individually evaluated for impairment	$3,053	$490	$3,543
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $11 of unamortized initial direct costs.

December 31, 2013	Notes Receivable		Finance Leases		Total
Allowance for credit losses:
Ending balance	$—		$—		$—
Ending balance: individually evaluated for impairment	$—		$—		$—
Ending balance: collectively evaluated for impairment	$—		$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—		$—
Financing receivables:
Ending balance	$4,299	[2]	$558	[3]	$4,857
Ending balance: individually evaluated for impairment	$4,299		$558		$4,857
Ending balance: collectively evaluated for impairment	$—		$—		$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—		$—
[2]	Includes $15 of unamortized initial direct costs.
[3]	Includes $1 of unamortized initial direct costs.

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

At March 31, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$2,354	$4,047	$490	$557
Special mention	688	237	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$3,042	$4,284	$490	$557

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

March 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,042	$3,042	$—
Finance leases	—	—	—	—	490	490	—
Total	$—	$—	$—	$—	$3,532	$3,532	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,284	$4,284	$—
Finance leases	12	—	—	12	545	557	—
Total	$12	$—	$—	$12	$4,829	$4,841	$—

The Company had no investment in financing receivables in non-accrual or impaired status at both March 31, 2014 and December 31, 2013.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$62,764	$(523)	$(2,773)	$59,468
Net investment in direct financing leases	557	11	(78)	490
Assets held for sale or lease, net	—	10	—	10
Initial direct costs, net of accumulated amortization of $273 at March 31, 2014 and $254 at December 31, 2013	209	—	(26)	183
Total	$63,530	$(502)	$(2,877)	$60,151

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended March 31, 2014, the Company recorded fair value adjustments of $44 thousand to reduce the cost basis of impaired off-lease equipment. There were no impairment losses recorded during the prior year period.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.8 million and $2.7 million for the respective three months ended March 31, 2014 and 2013. IDC amortization expense related to operating leases and direct financing leases totaled $27 thousand for each of the three-month periods ended March 31, 2014 and 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Transportation, rail	$21,933	$72	$(952)	$21,053
Marine vessel	19,410	—	—	19,410
Materials handling	11,931	—	(256)	11,675
Transportation	8,028	—	—	8,028
Manufacturing	6,661	—	—	6,661
Construction	5,558	—	(26)	5,532
Mining	4,804	—	26	4,830
Research	3,457	—	(207)	3,250
Agriculture	851	—	—	851
Office automation	322	—	(212)	110
Air support equipment	120	—	—	120
Other	126	—	(13)	113
	83,201	72	(1,640)	81,633
Less accumulated depreciation	(20,437)	(2,773)	1,045	(22,165)
Total	$62,764	$(2,701)	$(595)	$59,468

The average estimated residual value for assets on operating leases was 41% and 38% of the assets’ original cost at March 31, 2014 and December 31, 2013, respectively. There were no operating leases in non-accrual status at March 31, 2014 and December 31, 2013.

All of the Company’s leased property was acquired during the years from 2009 through 2013.

Direct financing leases:

As of March 31, 2014 and December 31, 2013, investment in direct financing leases consists of various types of computer-related, research, materials handling and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Total minimum lease payments receivable	$525	$609
Estimated residual values of leased equipment (unguaranteed)	12	11
Investment in direct financing leases	537	620
Less unearned income	(47)	(63)
Net investment in direct financing leases	$490	$557

As of March 31, 2014 and December 31, 2013, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2014	$9,121	$261	$9,382
Year ending December 31, 2015	9,157	250	9,407
2016	5,443	14	5,457
2017	4,532	—	4,532
2018	3,541	—	3,541
2019	1,004	—	1,004
	$32,798	$525	$33,323

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$384	$357
Asset management fees to Managing Member	196	181
Acquisition and initial direct costs paid to Managing Member	85	380
	$665	$918

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.37% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2014, gross operating lease rentals totaled approximately $26.2 million over the remaining lease terms; and the carrying value of the pledged assets is $46.0 million. The notes mature at various dates from 2014 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2014	$6,625	$412	$7,037
Year ending December 31, 2015	6,341	384	6,725
2016	4,027	263	4,290
2017	3,820	162	3,982
2018	3,175	71	3,246
2019	996	8	1,004
	$24,984	$1,300	$26,284

8. Long-term debt:

As of March 31, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million, an affiliated participant added, and the expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,195)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$73,805	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $41.0 million, 0.66 to 1, and 30.60 to 1, respectively, as of March 31, 2014. As such, as of March 31, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2014 and December 31, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. The weighted average rate of borrowings was 3.25% during the three months ended March 31, 2013. There were no borrowings outstanding during the three months ended March 31, 2014.

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

As of March 31, 2014, the investment program participants were ATEL 12, LLC, the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2014 and December 31, 2013.

10. Commitments:

At March 31, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,386,015 Units were issued and outstanding at both March 31, 2014 and December 31, 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions in December 2009.

Distributions to the Other Members for the three months ended March 31, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2014	2013
Distributions declared	$1,887	$1,889
Weighted average number of Units outstanding	8,386,015	8,395,515
Weighted average distributions per Unit	$0.23	$0.23

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

At March 31, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of March 31, 2014, the Company recorded non-recurring fair value adjustments to reflect the fair value of certain impaired off-lease assets. By comparison, there were no non-recurring fair value adjustments recorded as of December 31, 2013. Amounts at March 31, 2014 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $784 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized gain (loss) on warrants, net recorded during the period	—
Balance at March 31, 2014	$784

Impaired off-lease equipment

During the first quarter of 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $44 thousand to reduce the cost basis of the equipment. The Company did not record non-recurring fair value adjustments to impair equipment during 2013.

The fair value adjustments recorded during the first quarter of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2014 (in thousands):

	March 31, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$10	$—	$—	$10

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2014 and December 31, 2013:

March 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.37 – 9.21
			Risk-free interest rate	0.59% – 2.62%
			Annualized volatility	17.12% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$1,000 – $6,000
			Quotes – per equipment	(total of $10,000)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 9.46
			Risk-free interest rate	0.61% – 2.94%
			Annualized volatility	17.80% – 100.00%

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Non-recourse debt and Long-term debt

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,976	$4,976	$—	$—	$4,976
Notes receivable, net	3,053	—	—	3,053	3,053
Investment in securities	293	—	—	293	293
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	24,984	—	—	24,889	24,889
Long-term debt	2,068	—	—	2,087	2,087

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,090	$3,090	$—	$—	$3,090
Notes receivable, net	4,299	—	—	4,299	4,299
Investment in securities	293	—	—	293	293
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	25,543	—	—	25,374	25,374
Long-term debt	2,068	—	—	2,056	2,056

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of March 31, 2014, 8,386,015 Units were issued and outstanding.

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

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company had net income of $164 thousand and a net loss of $482 thousand for the three months ended March 31, 2014 and 2013, respectively. Results for the first quarter of 2014 reflect an increase in total revenues and a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 increased by $439 thousand, or 12%, as compared to the prior year period. The increase in revenues was largely due to increases in gains realized on sales of lease assets and early termination of notes receivable, and in operating lease revenues offset, in part, by a decline in interest on notes receivable.

The increase in gains realized on sales of lease assets and early termination of notes receivable totaled $415 thousand and was largely due to a $430 thousand gain on the sale of 87 railcars for scrap during the current year period. Operating lease revenues increased by $137 thousand largely due to revenues derived from approximately $23.0 million of operating lease assets acquired since March 31, 2013.

Partially offsetting the aforementioned increases in revenues was a $123 thousand decrease in interest on notes receivable. Such decrease was due to the early payoff of loans with a total book value approximating $1.8 million since March 31, 2013.

Expenses

Total expenses for the first quarter of 2014 decreased by $207 thousand, or 5%, as compared to the prior year period. The decrease in total expenses was largely a result of decreases in acquisition expense and railcar maintenance expense. Such decreases in expenses were partially offset by increases in interest and depreciation expenses, and in impairment losses on equipment.

The decrease in acquisition expense totaled $276 thousand and was attributable to a lower level of spending related to identifying potential lease and funding transactions. Railcar maintenance costs decreased by $59 thousand largely due to a period over period decline in required maintenance and repairs on the Fund’s railcars.

The aforementioned decreases in expenses were partially offset by increases in interest expense, depreciation expense and impairment losses on equipment totaling $99 thousand, $48 thousand and $44 thousand, respectively. The increase in interest expense was largely due to the $13.6 million increase in outstanding borrowings since March 31, 2013, most of which was utilized to finance a marine vessel acquired during the fourth quarter of 2013. Depreciation expense increased largely due to an approximate $23.0 million of net equipment purchases for operating leases made since March 31, 2013 partially offset by an approximate $9.8 million of equipment sold or disposed of during the same period. While the amount of asset sales and dispositions was significantly less than that of the acquisitions, the relative proportion of depreciation on such assets sales and dispositions was significantly higher. Finally, impairment losses on equipment increased as the Company deemed certain off-lease computer equipment impaired during the current year period.

Capital Resources and Liquidity

At March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $5.0 million and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$2,159	$2,440
Investing activities	2,326	(1,573)
Financing activities	(2,599)	(6,817)
Net increase (decrease) in cash and cash equivalents	$1,886	$(5,950)

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $1.9 million and $859 thousand during the respective three months ended March 31, 2014 and 2013, and realized $1.6 million and $390 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable.

During the same comparative periods, cash was primarily used to repay debt, to pay distributions to both Other Members and the Managing Member, and to purchase equipment and fund investments in notes receivable.

Cash used to repay debt totaled $2.4 million and $5.6 million for the respective three months ended March 31, 2014 and 2013; while distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the aforementioned three month-periods. Total equipment purchased for long-term operating leases amounted to $44 thousand and $2.7 million for the respective three months ended March 31, 2014 and 2013. In addition, during the prior year period, the Fund used $112 thousand to fund investments in notes receivable.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. Such Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million, an affiliated participant added, and the expiration extended to June 2015.

During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants. At March 31, 2014 and December 31, 2013, the Company has no outstanding borrowings under the acquisition facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $41.0 million, 0.66 to 1, and 30.60 to 1, respectively, as of March 31, 2014. As such, as of March 31, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2014 (in thousands):

Net income – GAAP basis	$687
Interest expense	452
Depreciation and amortization	10,617
Amortization of initial direct costs	142
Reversal of provision for credit losses	(5)
Unrealized gain on fair valuation of warrants	(784)
Principal payments received on direct financing leases	299
Principal payments received on notes receivable	2,424
EBITDA (for Credit Facility financial covenant calculation only)	$13,832

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

Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $25.0 million and $25.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of March 31, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2014, and paid through March 31, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2014 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Feb 2014	Jan – Mar 2014	1,887		—		1,887		0.23	8,386,015
		$23,857		$—		$23,857		$3.80
Source of distributions
Lease and loan payments received		$21,857	91.62%	$—	0.00%	$21,857	91.62%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	8.38%	—	0.00%	2,000	8.38%
		$23,857	100.00%	$—	0.00%	$23,857	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013 and December 1, 2013 — February 28, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2014

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