Form 10-Q
period 2014-06-30
ATEL 14, LLC
filed 2014-08-14
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,695	$3,090
Accounts receivable, net of allowance for doubtful accounts of $46 at June 30, 2014 and $15 at December 31, 2013	248	239
Notes receivable, net of unearned interest income of $221 at June 30, 2014 and $479 at December 31, 2013	2,167	4,299
Investment in securities	318	293
Fair value of warrants	683	784
Investments in equipment and leases, net of accumulated depreciation of $24,771 at June 30, 2014 and $20,437 at December 31, 2013	57,298	63,530
Prepaid expenses and other assets	80	116
Total assets	$66,489	$72,351
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$66
Affiliates	357	325
Accrued distributions to Other Members	816	816
Other	245	235
Deposits due lessees	25	25
Non-recourse debt	23,826	25,543
Long-term debt	2,068	2,068
Unearned operating lease income	436	387
Total liabilities	27,839	29,465
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	38,650	42,886
Total Members’ capital	38,650	42,886
Total liabilities and Members’ capital	$66,489	$72,351

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$3,428	$3,522	$6,939	$6,896
Direct financing leases	15	20	31	39
Interest on notes receivable	76	211	177	435
Gain on sales of lease assets and early termination of notes receivable	93	23	608	123
Gain on sales or dispositions of securities	51	—	57	—
Unrealized loss on fair valuation of warrants	(101)	—	(101)	—
Other	1	10	15	17
Total revenues	3,563	3,786	7,726	7,510
Expenses:
Depreciation of operating lease assets	2,663	2,844	5,436	5,569
Asset management fees to Managing Member	189	210	385	391
Acquisition expense	80	68	165	429
Cost reimbursements to Managing Member and/or affiliates	390	357	774	714
Provision for (reversal of) credit losses	46	(4)	31	1
Impairment losses on equipment	(2)	—	42	—
Amortization of initial direct costs	31	40	62	76
Interest expense	174	96	354	177
Professional fees	21	43	96	146
Outside services	17	17	38	48
Taxes on income and franchise fees	8	15	15	33
Bank charges	50	51	99	104
Railcar maintenance	166	317	282	492
Other	50	56	103	136
Total expenses	3,883	4,110	7,882	8,316
Net loss	$(320)	$(324)	$(156)	$(806)
Net income (loss):
Managing Member	$153	$153	$306	$306
Other Members	(473)	(477)	(462)	(1,112)
	$(320)	$(324)	$(156)	$(806)
Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.06)	$(0.06)	$(0.13)
Weighted average number of Units outstanding	8,386,015	8,395,515	8,386,015	8,395,515

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	8,395,515	$51,072	$—	$51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.90 per Unit)	—	(7,550)	—	(7,550)
Distributions to Managing Member	—	—	(612)	(612)
Net (loss) income	—	(571)	612	41
Balance December 31, 2013	8,386,015	42,886	—	42,886
Distributions to Other Members ($0.45 per Unit)	—	(3,774)	—	(3,774)
Distributions to Managing Member	—	—	(306)	(306)
Net (loss) income	—	(462)	306	(156)
Balance June 30, 2014 (Unaudited)	8,386,015	$38,650	$—	$38,650

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net loss	$(320)	$(324)	$(156)	$(806)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(93)	(23)	(608)	(123)
Depreciation of operating lease assets	2,663	2,844	5,436	5,569
Amortization of initial direct costs	31	40	62	76
Provision for (reversal of) credit losses	46	(4)	31	1
Impairment losses on equipment	(2)	—	42	—
Gain on sales or dispositions of securities	(51)	—	(57)	—
Unrealized loss on fair valuation of warrants	101	—	101	—
Changes in operating assets and liabilities:
Accounts receivable	(40)	31	(40)	8
Prepaid expenses and other assets	19	26	36	47
Accounts payable, Managing Member	3	27	—	25
Accrued distributions to Other Members	—	(1)	—	(1)
Accounts payable, other	(42)	(15)	3	(23)
Accrued liabilities, affiliates	280	(294)	32	(36)
Unearned operating lease income	177	94	49	104
Net cash provided by operating activities	2,772	2,401	4,931	4,841
Investing activities:
Purchases of equipment and improvements on operating leases	(46)	(3,412)	(90)	(6,115)
Purchase of securities	(25)	—	(25)	—
Proceeds from sales of lease assets and early termination of notes receivable	646	428	2,228	818
Payments of initial direct costs	—	(7)	—	(26)
Principal payments received on direct financing leases	81	69	159	136
Note receivable advances	—	(250)	—	(362)
Proceeds from sale of securities	51	—	57	—
Principal payments received on notes receivable	438	658	1,142	1,462
Net cash provided by (used in) investing activities	1,145	(2,514)	3,471	(4,087)
Financing activities:
Borrowings under non-recourse debt	1,328	6,342	3,189	7,201
Repayments under non-recourse debt	(2,486)	(2,075)	(4,906)	(3,489)
Repayments under acquisition facility	—	—	—	(4,220)
Distributions to Other Members	(1,887)	(1,886)	(3,774)	(3,775)
Distributions to Managing Member	(153)	(153)	(306)	(306)
Net cash (used in) provided by financing activities	(3,198)	2,228	(5,797)	(4,589)
Net increase (decrease) in cash and cash equivalents	719	2,115	2,605	(3,835)
Cash and cash equivalents at beginning of period	4,976	3,488	3,090	9,438
Cash and cash equivalents at end of period	$5,695	$5,603	$5,695	$5,603

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$158	$96	$325	$177
Cash paid during the period for taxes	$47	$54	$49	$55
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$815	$816	$815
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Exchange of note receivable for direct equity investment	$—	$260	$—	$260
Improvements to equipment on operating leases	$7	$—	$7	$—

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

As of June 30, 2014, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $318 thousand and $293 thousand of purchased securities at June 30, 2014 and December 31, 2013, respectively. There were no sales or dispositions of securities during the respective three and six months ended June 30, 2014 and 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During the three months ended June 30, 2014, the Company recorded unrealized losses of $101 thousand on fair valuation of its warrants. Such amount also represents total unrealized losses for the six months ended June 30, 2014. The unrealized losses reduced the estimated fair value of the Company’s portfolio of warrants to $683 thousand at June 30, 2014 from $784 thousand at December 31, 2013. There were no unrealized gains or losses recorded during the prior year period. The Company realized $51 thousand and $57 thousand of gains from the net exercise of warrants during the three and six months ended June 30, 2014. There were no net exercises of warrants during the three and six months ended June 30, 2013.

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

As of June 30, 2014, two notes receivable with net book values approximating $150 thousand and $136 thousand were on non-accrual status and were considered impaired relative to their payment terms. Such notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rates of 12.00%. Upon resumption of principal and interest payments, such monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding dates. As of June 30, 2014, the notes were current with respect to their restructured terms; and, management has determined that no adjustments were necessary to reflect fair value. No notes receivable were impaired or in non-accrual status as of December 31, 2013.

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$850
Year ending December 31, 2015	1,097
2016	435
2,382
Less: portion representing unearned interest income	(221)
2,161
Unamortized initial direct costs	6
Notes receivable, net	$2,167

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$5	$11	$9	$20
IDC amortization – lease assets	26	29	53	56
Total	$31	$40	$62	$76

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$—	$—	$54	$—	$54
Provision for credit losses	—	—	15	—	—	15
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	15	—	—	15
Provision for credit losses	—	2	29	—	—	31
Balance June 30, 2014	$—	$2	$44	$—	$—	$46

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

As of June 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,167[1]	$452	$2,619
Ending balance: individually evaluated for impairment	$2,167	$452	$2,619
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$4,299[2]	$558[3]	$4,857
Ending balance: individually evaluated for impairment	$4,299	$558	$4,857
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $15 of unamortized initial direct costs.
[3]	Includes $1 of unamortized initial direct costs.

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

At June 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$1,875	$4,047	$452	$557
Special mention	286	237	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$2,161	$4,284	$452	$557

At June 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

June 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,161	$2,161	$—
Finance leases	7	—	16	23	429	452	16
Total	$7	$—	$16	$23	$2,590	$2,613	$16

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,284	$4,284	$—
Finance leases	12	—	—	12	545	557	—
Total	$12	$—	$—	$12	$4,829	$4,841	$—

As discussed in Note 3, two of the Company’s notes receivable were in non-accrual status at June 30, 2014 and were considered impaired relative to their payment terms. As of the same date, the notes were current with respect to their restructured terms; and, management has determined that no adjustments were necessary to reflect fair value. No financing receivables were impaired or in nonaccrual status as of December 31, 2013.

As of June 30, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$62,764	$(777)	$(5,436)	$56,551
Net investment in direct financing leases	557	54	(159)	452
Assets held for sale or lease, net	—	139	—	139
Initial direct costs, net of accumulated amortization of $267 at June 30, 2014 and $254 at December 31, 2013	209	—	(53)	156
Total	$63,530	$(584)	$(5,648)	$57,298

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. There were no impairment losses during the three months ended June 30, 2014. Year-to-date through June 30, 2014, impairment losses totaled $42 thousand and were related to certain off-lease computer hardware. By comparison, no impairment losses were recorded for the three and six months ended June 30, 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.7 million and $2.8 million for the respective three months ended June 30, 2014 and 2013, and $5.4 million and $5.6 million for the respective six months ended June 30, 2014 and 2013.

IDC amortization expense related to operating leases and direct financing leases totaled $26 thousand and $29 thousand for the respective three months ended June 30, 2014 and 2013; and $53 thousand and $56 thousand for the respective six months ended June 30, 2014 and 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	21,933	97	(2,911)	19,119
Materials handling	11,931	—	(512)	11,419
Manufacturing	6,661	—	1,865	8,526
Transportation	8,028	—	—	8,028
Construction	5,558	—	(26)	5,532
Mining	4,804	—	26	4,830
Research	3,457	—	(629)	2,828
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	322	—	(225)	97
Other	126	—	(13)	113
	83,201	97	(2,425)	80,873
Less accumulated depreciation	(20,437)	(5,436)	1,551	(24,322)
Total	$62,764	$(5,339)	$(874)	$56,551

The average estimated residual value for assets on operating leases was 40% and 38% of the assets’ original cost at June 30, 2014 and December 31, 2013, respectively. There were no operating leases in non-accrual status at June 30, 2014 and December 31, 2013.

All of the Company’s leased property was acquired during the years from 2009 through June 2014.

Direct financing leases:

As of June 30, 2014 and December 31, 2013, investment in direct financing leases consists of various types of materials handling, computer-related, research and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$474	$609
Estimated residual values of leased equipment (unguaranteed)	15	11
Investment in direct financing leases	489	620
Less unearned income	(37)	(63)
Net investment in direct financing leases	$452	$557

As of June 30, 2014 and December 31, 2013, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$6,163	$189	$6,352
Year ending December 31, 2015	9,677	271	9,948
2016	5,952	14	5,966
2017	4,664	—	4,664
2018	3,541	—	3,541
2019	1,004	—	1,004
	$31,001	$474	$31,475

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$390	$357	$774	$714
Asset management fees to Managing Member	189	210	385	391
Acquisition and initial direct costs paid to Managing Member	80	75	165	455
	$659	$642	$1,324	$1,560

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.40% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross operating lease rentals totaled approximately $25.0 million over the remaining lease terms; and the carrying value of the pledged assets is $47.5 million. The notes mature at various dates from 2014 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$4,548	$275	$4,823
Year ending December 31, 2015	6,981	403	7,384
2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$23,826	$1,193	$25,019

8. Long-term debt:

As of June 30, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of June 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(2,180)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$72,820	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $38.7 million, 0.67 to 1, and 25.87 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2014 and December 31, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. The weighted average rate of borrowings was 3.27% for the six months ended June 30, 2013. There were no borrowings outstanding during the three and six months ended June 30, 2014.

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

As of June 30, 2014, the investment program participants were ATEL 12, LLC, the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2014 and December 31, 2013.

10. Commitments:

At June 30, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,386,015 Units were issued and outstanding at both June 30, 2014 and December 31, 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions declared	$1,887	$1,886	$3,774	$3,775
Weighted average number of Units outstanding	8,386,015	8,395,515	8,386,015	8,395,515
Weighted average distributions per Unit	$0.23	$0.22	$0.45	$0.45

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

At June 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. During the first six months of 2014, the Company recorded non-recurring fair value adjustments to reflect the fair value of certain impaired off-lease assets. By comparison, there was no non-recurring fair value adjustments recorded during the first six months of 2013. Amounts at June 30, 2014 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $683 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized loss on warrants, net recorded during the period	(101)
Balance at June 30, 2014	$683

Impaired off-lease equipment

During the first six months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired during the first quarter. The Company did not record non-recurring fair value adjustments relative to impaired equipment during 2013.

The fair value adjustments recorded during the first half of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2014 (in thousands):

	June 30, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$12	$—	$—	$12

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	2.12 – 8.59
			Risk-free interest rate	0.50% – 2.34%
			Annualized volatility	16.4% – 100.00%
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$1,250 – $7,000
			Quotes – per equipment	(total of $12,000)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 9.46
			Risk-free interest rate	0.61% – 2.94%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,695	$5,695	$—	$—	$5,695
Notes receivable, net	2,167	—	—	2,167	2,167
Investment in securities	318	—	—	318	318
Fair value of warrants	683	—	—	683	683
Financial liabilities:
Non-recourse debt	23,826	—	—	23,816	23,816
Long-term debt	2,068	—	—	2,125	2,125

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of June 30, 2014, 8,386,015 Units were issued and outstanding.

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

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net losses of $320 thousand and $324 thousand for the three months ended June 30, 2014 and 2013, respectively. Results for the second quarter of 2014 reflect decreases in total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $223 thousand, or 6%, as compared to the prior year period. The decline in revenues was largely due to a reduction in interest on notes receivable, an unrealized loss on the fair valuation of warrants and a decrease in operating lease revenues. Such decreases in revenues were partially offset by increases in gain on sales of lease assets and early termination of notes receivable, and in gain on sales or dispositions of securities.

The decrease in interest on notes receivable totaled $135 thousand and was primarily due to loan amortization and early payoff of certain notes, which resulted in an approximate $4.0 million decline in outstanding notes receivable since June 30, 2013. The unrealized loss on fair valuation of warrants totaled $101 thousand and was attributable to the revaluation of certain warrant positions in the Fund’s portfolio; and, operating lease revenues declined by $94 thousand as a result of the change in the mix of active lease assets and related rents.

Partially offsetting the aforementioned decreases in revenues were increases in gain on sales of lease assets and early termination of notes receivable, and in gain on sales or disposition of securities totaling $70 thousand and $51 thousand, respectively. The increase in gain on sales of lease assets and early termination of notes was largely due to a $70 thousand gain realized on the sale of eight railcars for scrap and of six counterbalance trucks. The increase in gain on sales or disposition of securities was due to gains realized on net exercises of certain warrants.

Expenses

Total expenses for the second quarter of 2014 decreased by $227 thousand, or 6%, as compared to the prior year period. The decrease in total expenses was largely a result of decreases in depreciation expense and railcar maintenance costs offset, in part, by increases in interest expense and the provision for credit losses.

Depreciation expense was reduced by $181 thousand as the relative proportion of depreciation on an approximate $9.7 million of assets sold since June 30, 2013 was higher than that of the $19.6 million of assets acquired during the same period. Railcar maintenance costs were lower by $151 thousand primarily due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars.

The aforementioned decreases in expenses were partially offset by increases in interest expense and the provision for credit losses totaling $78 thousand and $50 thousand, respectively. The increase in interest expense was largely due to the $8.1 million increase in outstanding borrowings since June 30, 2013, most of which was utilized to finance a marine vessel acquired during the fourth quarter of 2013. The increase in the provision for credit losses was primarily due to delinquent receivables relative to railcars taken out of service for repairs.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net losses of $156 thousand and $806 thousand for the six months ended June 30, 2014 and 2013, respectively. Results for the first half of 2014 reflect a decrease in total expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 increased by $216 thousand, or 3%, as compared to the prior year period. The increase was largely due to an increase in gain on sales of lease assets and early termination of notes receivable partially offset by a decline in interest on notes receivable and an unrealized loss on the fair valuation of warrants.

The increase in gains realized on sales of lease assets and early termination of notes receivable totaled $485 thousand and was largely due to a $471 thousand gain on the sale of 95 railcars for scrap during the current year period.

Partially offsetting the aforementioned increase in revenue was a $258 thousand decrease in interest on notes receivable. Such decrease was largely due to loan amortization and early payoff of certain notes, which resulted in an approximate $4.0 million decline in outstanding notes receivable since June 30, 2013. In addition, the Company recorded an unrealized loss on fair valuation of warrants totaling $101 thousand as a result of the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total operating expenses for the first half of 2014 decreased by $434 thousand, or 5%, as compared to the prior year period. The decrease in total expenses was largely a result of reductions in acquisition expense, railcar maintenance costs and depreciation expense partially offset by an increase in interest expense.

The decrease in acquisition expense totaled $264 thousand and was a result of the period over period decline in lease acquisition and loan funding activities. Railcar maintenance costs were lower by $210 thousand primarily due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars. Moreover, depreciation expense declined by $133 thousand as the relative proportion of depreciation on an approximate $9.7 million of assets sold since June 30, 2013 was higher than that of the $19.6 million of assets acquired during the same period.

The aforementioned decreases in expenses were partially offset by a $177 thousand increase in interest expense. Such increase was a result of an $8.1 million increase in outstanding borrowings since June 30, 2013, most of which was utilized to finance a marine vessel acquired during the fourth quarter of 2013.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $5.7 million and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$2,772	$2,401	$4,931	$4,841
Investing activities	1,145	(2,514)	3,471	(4,087)
Financing activities	(3,198)	2,228	(5,797)	(4,589)
Net increase (decrease) in cash and cash equivalents	$719	$2,115	$2,605	$(3,835)

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $1.3 million and $6.3 million during the respective three months ended June 30, 2014 and 2013, and realized $646 thousand and $428 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable.

During the same comparative periods, cash was primarily used to repay debt, to pay distributions to both Other Members and the Managing Member, and to purchase equipment. Cash used to repay debt totaled $2.5 million and $2.1 million for the respective three months ended June 30, 2014 and 2013; while distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the aforementioned three month-periods. Total equipment purchased for long-term operating leases amounted to $46 thousand and $3.4 million for the respective three months ended June 30, 2014 and 2013. In addition, during the prior year period, the Fund used $250 thousand to fund investments in notes receivable.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $3.2 million and $7.2 million during the respective six months ended June 30, 2014 and 2013, and realized $2.2 million and $818 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same respective periods.

During the same comparative periods, cash was primarily used to repay debt, to pay distributions to both Other Members and the Managing Member, and to purchase equipment. Cash used to repay debt totaled $4.9 million and $7.7 million for the respective six months ended June 30, 2014 and 2013; while distributions paid to both Other Members and Managing Member totaled $4.1 million for each of the aforementioned six month-periods. Total equipment purchased for long-term operating leases amounted to $90 thousand and $6.1 million for the respective six months ended June 30, 2014 and 2013. In addition, during the prior year period, the Fund used $362 thousand to fund investments in notes receivable.

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

During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants. At June 30, 2014 and December 31, 2013, the Company has no outstanding borrowings under the acquisition facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $38.7 million, 0.67 to 1, and 25.87 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2014 (in thousands):

Net income – GAAP basis	$691
Interest expense	530
Depreciation and amortization	10,436
Amortization of initial direct costs	133
Impairment losses	42
Reversal of provision for credit losses	45
Unrealized gain on fair valuation of warrants	(683)
Principal payments received on direct financing leases	311
Principal payments received on notes receivable	2,204
EBITDA (for Credit Facility financial covenant calculation only)	$13,709

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

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $23.8 million and $25.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2014, and paid through June 30, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2014 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – May 2014	Jan – Jun 2014	3,774		—		3,774		0.45	8,386,015
		$25,744		$—		$25,744		$4.02
Source of distributions
Lease and loan payments received		$23,744	92.23%	$—	0.00%	$23,744	92.23%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	7.77%	—	0.00%	2,000	7.77%
		$25,744	100.00%	$—	0.00%	$25,744	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013 and December 1, 2013 — May 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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