Form 10-Q
period 2014-09-30
ATEL 14, LLC
filed 2014-11-13
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,513	$3,090
Accounts receivable, net of allowance for doubtful accounts of $25 at September 30, 2014 and $15 at December 31, 2013	3,342	239
Notes receivable, net of unearned interest income of $249 at September 30, 2014 and $479 at December 31, 2013	1,854	4,299
Investment in securities	318	293
Fair value of warrants	539	784
Investments in equipment and leases, net of accumulated depreciation of $23,970 at September 30, 2014 and $20,437 at December 31, 2013	51,841	63,530
Prepaid expenses and other assets	113	116
Total assets	$62,520	$72,351
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$66
Affiliates	326	325
Accrued distributions to Other Members	816	816
Other	264	235
Deposits due lessees	25	25
Non-recourse debt	21,397	25,543
Long-term debt	2,068	2,068
Unearned operating lease income	439	387
Total liabilities	25,401	29,465
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	37,119	42,886
Total Members’ capital	37,119	42,886
Total liabilities and Members’ capital	$62,520	$72,351

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$3,316	$3,280	$10,255	$10,176
Direct financing leases	14	22	45	61
Interest on notes receivable	51	167	228	602
Gain on sales of lease assets and early termination of notes receivable	869	386	1,477	509
Gain on sales or dispositions of securities	22	137	79	137
Unrealized loss on fair valuation of warrants	(144)	—	(245)	—
Interest income	—	1	—	1
Other	13	31	28	48
Total revenues	4,141	4,024	11,867	11,534
Expenses:
Depreciation of operating lease assets	2,556	2,618	7,992	8,187
Asset management fees to Managing Member	181	183	566	574
Acquisition expense	138	139	303	568
Cost reimbursements to Managing Member and/or affiliates	393	364	1,167	1,078
(Reversal of) provision for credit losses	(21)	(1)	10	—
Impairment losses on equipment	—	—	42	—
Amortization of initial direct costs	25	38	87	114
Interest expense	162	86	516	263
Professional fees	21	52	117	198
Outside services	12	16	50	64
Taxes on income and franchise fees	5	14	20	47
Bank charges	50	43	149	147
Railcar maintenance	73	133	355	625
Other	37	70	140	206
Total expenses	3,632	3,755	11,514	12,071
Net income (loss)	$509	$269	$353	$(537)
Net income (loss):
Managing Member	$153	$153	$459	$459
Other Members	356	116	(106)	(996)
	$509	$269	$353	$(537)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$0.01	$(0.01)	$(0.12)
Weighted average number of Units outstanding	8,386,015	8,387,357	8,386,015	8,392,766

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	8,395,515	$51,072	$—	$51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.90 per Unit)	—	(7,550)	—	(7,550)
Distributions to Managing Member	—	—	(612)	(612)
Net (loss) income	—	(571)	612	41
Balance December 31, 2013	8,386,015	42,886	—	42,886
Distributions to Other Members ($0.68 per Unit)	—	(5,661)	—	(5,661)
Distributions to Managing Member	—	—	(459)	(459)
Net (loss) income	—	(106)	459	353
Balance September 30, 2014 (Unaudited)	8,386,015	$37,119	$—	$37,119

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income (loss)	$509	$269	$353	$(537)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(869)	(386)	(1,477)	(509)
Depreciation of operating lease assets	2,556	2,618	7,992	8,187
Amortization of initial direct costs	25	38	87	114
(Reversal of) provision for credit losses	(21)	(1)	10	—
Impairment losses on equipment	—	—	42	—
Gain on sales or dispositions of securities	(22)	(137)	(79)	(137)
Unrealized loss on fair valuation of warrants	144	—	245	—
Changes in operating assets and liabilities:
Accounts receivable	112	59	72	67
Prepaid expenses and other assets	(33)	(54)	3	(7)
Accounts payable, Managing Member	—	(32)	—	(7)
Accrued distributions to Other Members	—	1	—	—
Accounts payable, other	19	277	22	254
Accrued liabilities, affiliates	(31)	13	1	(23)
Deposits due lessees	—	(80)	—	(80)
Unearned operating lease income	3	7	52	111
Net cash provided by operating activities	2,392	2,592	7,323	7,433
Investing activities:
Purchases of equipment and improvements on operating leases	(15)	—	(105)	(6,115)
Purchase of securities	—	—	(25)	—
Proceeds from sales of lease assets and early termination of notes receivable	491	5,162	2,719	5,980
Payments of initial direct costs	—	(30)	—	(56)
Principal payments received on direct financing leases	86	75	245	211
Note receivable advances	—	—	—	(362)
Proceeds from sale of securities	22	137	79	137
Principal payments received on notes receivable	311	544	1,453	2,006
Net cash provided by investing activities	895	5,888	4,366	1,801
Financing activities:
Borrowings under non-recourse debt	—	1,389	3,189	8,590
Repayments under non-recourse debt	(2,429)	(3,781)	(7,335)	(7,270)
Repayments under acquisition facility	—	—	—	(4,220)
Distributions to Other Members	(1,887)	(1,888)	(5,661)	(5,663)
Distributions to Managing Member	(153)	(153)	(459)	(459)
Repurchase or rescissions of Units	—	(65)	—	(65)
Net cash used in financing activities	(4,469)	(4,498)	(10,266)	(9,087)
Net (decrease) increase in cash and cash equivalents	(1,182)	3,982	1,423	147
Cash and cash equivalents at beginning of period	5,695	5,603	3,090	9,438
Cash and cash equivalents at end of period	$4,513	$9,585	$4,513	$9,585

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$145	$82	$470	$259
Cash paid during the period for taxes	$—	$—	$49	$55
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$816	$816	$816
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Exchange of note receivable for direct equity investment	$—	$—	$—	$260
Improvements to equipment on operating leases	$7	$—	$7	$—
Amount due from sale of lease assets	$3,185	$—	$3,185	$—

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. Prior to May 9, 2011, the Manager was named ATEL Associates 14, LLC. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of September 30, 2014, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 5. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $318 thousand and $293 thousand of purchased securities at September 30, 2014 and December 31, 2013, respectively. There were no sales or dispositions of securities during the respective three and nine months ended September 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2014, the Company recorded unrealized losses of $144 thousand and $245 thousand on fair valuation of its warrants. The unrealized losses reduced the estimated fair value of the Company’s portfolio of warrants to $539 thousand at September 30, 2014 from $784 thousand at December 31, 2013. There were no unrealized gains or losses recorded during the prior year periods. The Company realized $22 thousand and $79 thousand of gains from the net exercise of warrants during the three and nine months ended September 30, 2014. By comparison, such realized gains from the net exercise of warrants totaled $137 thousand for both the three and nine months ended September 30, 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 11 to 42 months and bear interest at rates ranging from 10.96% to 18.00% per annum. The notes are generally secured by the equipment financed. The notes mature from 2014 through 2016.

As of September 30, 2014, two notes receivable with net book values approximating $143 thousand and $130 thousand were on non-accrual status and were considered impaired relative to their payment terms. Such notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rates of 12.00%. Upon resumption of principal and interest payments, such monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding dates. As of September 30, 2014, the notes were current with respect to their restructured terms; and, management has determined that no adjustments were necessary to reflect fair value. No notes receivable were impaired or in non-accrual status as of December 31, 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$439
Year ending December 31, 2015	1,222
2016	438
2,099
Less: portion representing unearned interest income	(249)
1,850
Unamortized initial direct costs	4
Notes receivable, net	$1,854

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$2	$9	$11	$29
IDC amortization – lease assets	23	29	76	85
Total	$25	$38	$87	$114

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$—	$—	$54	$—	$54
Provision for credit losses	—	—	15	—	—	15
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	15	—	—	15
Provision for credit losses	—	—	10	—	—	10
Balance September 30, 2014	$—	$—	$25	$—	$—	$25

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

As of September 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,854[1]	$380	$2,234
Ending balance: individually evaluated for impairment	$1,854	$380	$2,234
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$1,577	$4,047	$380	$557
Special mention	—	237	—	—
Substandard	273	—	—	—
Doubtful	—	—	—	—
Total	$1,850	$4,284	$380	$557

At September 30, 2014 and December 31, 2013, the investment in financing receivables is aged as follows (in thousands):

September 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,850	$1,850	$—
Finance leases	—	—	2	2	378	380	2
Total	$—	$—	$2	$2	$2,228	$2,230	$2

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,284	$4,284	$—
Finance leases	12	—	—	12	545	557	—
Total	$12	$—	$—	$12	$4,829	$4,841	$—

As discussed in Note 3, two of the Company’s notes receivable were in non-accrual status at September 30, 2014 and were considered impaired relative to their payment terms. As of the same date, the notes were current with respect to their restructured terms; and, management has determined that no adjustments were necessary to reflect fair value. No financing receivables were impaired or in nonaccrual status as of December 31, 2013.

As of September 30, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$62,764	$(3,579)	$(7,992)	$51,193
Net investment in direct financing leases	557	68	(245)	380
Assets held for sale or lease, net	—	135	—	135
Initial direct costs, net of accumulated amortization of $281 at September 30, 2014 and $254 at December 31, 2013	209	—	(76)	133
Total	$63,530	$(3,376)	$(8,313)	$51,841

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, the Company recorded $42 thousand of fair value adjustments during the first nine months of 2014 to reduce the cost basis of certain impaired off-lease computer hardware. None of such adjustments were related to the third quarter. Likewise, there were no fair value adjustments recorded during the third quarter and the first nine months of 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.6 million for each of the three months ended September 30, 2014 and 2013, and $8.0 million and $8.2 million for the respective nine months ended September 30, 2014 and 2013.

IDC amortization expense related to operating leases and direct financing leases totaled $23 thousand and $29 thousand for the respective three months ended September 30, 2014 and 2013; and $76 thousand and $85 thousand for the respective nine months ended September 30, 2014 and 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	21,933	112	(2,982)	19,063
Materials handling	11,931	—	(857)	11,074
Manufacturing	6,661	—	1,865	8,526
Transportation	8,028	—	—	8,028
Construction	5,558	—	(205)	5,353
Research	3,457	—	(1,207)	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	322	—	(295)	27
Mining	4,804	—	(4,804)	—
Other	126	—	(7)	119
	83,201	112	(8,492)	74,821
Less accumulated depreciation	(20,437)	(7,992)	4,801	(23,628)
Total	$62,764	$(7,880)	$(3,691)	$51,193

The average estimated residual value for assets on operating leases was 39% and 38% of the assets’ original cost at September 30, 2014 and December 31, 2013, respectively. There were no operating leases in non-accrual status at September 30, 2014 and December 31, 2013.

All of the Company’s leased property was acquired during the years from 2009 through 2013.

Direct financing leases:

As of September 30, 2014 and December 31, 2013, investment in direct financing leases consists of various types of materials handling, computer-related, research, cleaning and maintenance equipment.

The components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$401	$609
Estimated residual values of leased equipment (unguaranteed)	11	11
Investment in direct financing leases	412	620
Less unearned income	(32)	(63)
Net investment in direct financing leases	$380	$557

As of September 30, 2014 and December 31, 2013, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$2,938	$95	$3,033
Year ending December 31, 2015	9,813	285	10,098
2016	6,090	21	6,111
2017	4,745	—	4,745
2018	3,541	—	3,541
2019	1,004	—	1,004
	$28,131	$401	$28,532

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Air support equipment	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Office automation	3 – 5

6. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel, and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$393	$364	$1,167	$1,078
Asset management fees to Managing Member	181	183	566	574
Acquisition and initial direct costs paid to Managing Member	138	169	303	624
	$712	$716	$2,036	$2,276

7. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross operating lease rentals totaled approximately $22.4 million over the remaining lease terms; and the carrying value of the pledged assets is $42.7 million. The notes mature at various dates from 2014 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$2,119	$130	$2,249
Year ending December 31, 2015	6,981	403	7,384
2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$21,397	$1,048	$22,445

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of September 30, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of September 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(2,857)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$72,143	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $37.1 million, 0.63 to 1, and 22.86 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2014 and December 31, 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. The weighted average rate of borrowings was 3.29% for the nine months ended September 30, 2013. There were no borrowings outstanding during the three and nine months ended September 30, 2014.

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

As of September 30, 2014, the investment program participants were ATEL 12, LLC, the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2014 and December 31, 2013.

10. Commitments:

At September 30, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Guarantees: - (continued)

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

12. Members’ capital:

A total of 8,386,015 Units were issued and outstanding at both September 30, 2014 and December 31, 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions declared	$1,887	$1,888	$5,661	$5,663
Weighted average number of Units outstanding	8,386,015	8,387,375	8,386,015	8,392,766
Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.67

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

At September 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. However, during the first nine months of 2014, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets. None of such adjustments were related to the third quarter. Likewise, there was no fair value adjustments recorded during 2013. As of September 30, 2014, all previously impaired off-lease equipment had been disposed.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $539 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized loss on warrants, net recorded during the period	(245)
Balance at September 30, 2014	$539

Impaired off-lease equipment

During the first nine months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired during the first quarter. None of such adjustments were related to the third quarter. Likewise, the Company did not record non-recurring fair value adjustments relative to impaired equipment during 2013.

The fair value adjustments recorded during the first nine months of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of September 30, 2014, all previously impaired off-lease equipment had been disposed.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2014 and December 31, 2013:

September 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.87 – 8.34
			Risk-free interest rate	0.51% – 2.35%
			Annualized volatility	16.04% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 9.46
			Risk-free interest rate	0.61% – 2.94%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,513	$4,513	$—	$—	$4,513
Notes receivable, net	1,854	—	—	1,854	1,854
Investment in securities	318	—	—	318	318
Fair value of warrants	539	—	—	539	539
Financial liabilities:
Non-recourse debt	21,397	—	—	21,356	21,356
Long-term debt	2,068	—	—	2,136	2,136

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of September 30, 2014, 8,386,015 Units were issued and outstanding.

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

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $509 thousand and $269 thousand for the three months ended September 30, 2014 and 2013, respectively. Results for the third quarter of 2014 reflect a decrease in total expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 increased by $117 thousand, or 3%, as compared to the prior year period. The increase in revenues was largely due to an increase in gain on sales of lease assets and early termination of notes receivable partially offset by an unrealized loss on fair valuation of warrants and decreases in interest on notes receivable and gain on sales or dispositions of securities.

The increase in gains realized on sales of lease assets and early termination of notes receivable totaled $483 thousand and was mainly attributable to a $680 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current year period.

Partially offsetting the aforementioned increase in revenue was a $144 thousand unrealized loss on fair valuation of warrants, a $116 thousand decline in interest on notes receivable and a $115 thousand reduction in gain on sales or dispositions of securities. The unrealized loss on fair valuation of warrants was attributable to the revaluation of certain warrant positions in the Fund’s portfolio. Interest on notes receivable declined primarily due to loan amortization and early payoff of certain notes, which resulted in an approximate $3.0 million decrease in outstanding notes receivable since September 30, 2013. Finally, the reduction in gain on sales or dispositions of securities reflects a period over period decline in gains realized on net exercises of certain warrants.

Expenses

Total expenses for the third quarter of 2014 decreased by $123 thousand, or 3%, as compared to the prior year period. The decrease in total expenses was largely a result of decreases in depreciation expense, railcar maintenance costs, other expense and professional fees offset, in part, by an increase in interest expense.

The decrease in depreciation expense totaled $62 thousand and was largely a result of run-off and sales of lease assets. Railcar maintenance costs were lower by $60 thousand primarily due to railcar sales and a decline in required maintenance and repairs on the Fund’s remaining railcars. Other expense was reduced by $33 thousand largely due to lower allocated business development costs, consistent with the Fund’s declining lease and loan origination activities; and, professional fees declined by $31 thousand as a result of decreases in allocated audit fees.

The aforementioned decreases in expenses were partially offset by a $76 thousand increase in interest expense. Such increase was attributable to the $8.1 million increase in outstanding borrowings since September 30, 2013, most of which was utilized to finance a marine vessel acquired during the fourth quarter of 2013.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $353 thousand and a net loss of $537 thousand for the nine months ended September 30, 2014 and 2013, respectively. Results for the first nine months of 2014 reflect a decrease in total expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 increased by $333 thousand, or 3%, as compared to the prior year period. The increase was largely due to an increase in gain on sales of lease assets and early termination of notes receivable partially offset by a decline in interest on notes receivable and an unrealized loss on fair valuation of warrants.

The increase in gains realized on sales of lease assets and early termination of notes receivable totaled $968 thousand and was primarily due to $1.2 million of gains realized on sales of two drill rigs associated with a terminated lease during the current year period, and 99 railcars for scrap.

Partially offsetting the aforementioned increase in revenue was a $374 thousand decrease in interest on notes receivable. Such decrease was largely due to loan amortization and early payoff of certain notes, which resulted in an approximate $3.0 million decline in outstanding notes receivable since September 30, 2013. In addition, the Company recorded an unrealized loss on fair valuation of warrants totaling $245 thousand as a result of the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total operating expenses for the first nine months of 2014 decreased by $557 thousand, or 5%, as compared to the prior year period. The decrease in total expenses was largely a result of reductions in railcar maintenance costs, acquisition expense, depreciation expense, professional fees and other expense partially offset by increases in interest expense and cost reimbursements to the Manager and/or affiliates.

The decrease in railcar maintenance costs totaled $270 thousand and was primarily due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars. Acquisition expense was lower by $265 thousand largely due to the period over period decline in lease acquisition and loan funding activities; and, depreciation expense decreased by $195 thousand largely due to run-off and sales of lease assets.

In addition, professional fees declined by $81 thousand as a result of decreases in allocated audit fees; and, other expense decreased by $66 thousand due to lower allocated business development costs.

The aforementioned decreases in expenses were partially offset by increases in interest expense and cost reimbursements to the Manager and/or affiliates totaling $253 thousand and $89 thousand, respectively. Interest expense increased mainly due to the $8.1 million increase in outstanding borrowings since September 30, 2013, most of which was utilized to finance a marine vessel acquired during the fourth quarter of 2013. Cost reimbursements to the Manager and/or affiliates increased primarily as a result of higher allocated costs associated with the Fund’s investment base.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $4.5 million and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$2,392	$2,592	$7,323	$7,433
Investing activities	895	5,888	4,366	1,801
Financing activities	(4,469)	(4,498)	(10,266)	(9,087)
Net (decrease) increase in cash and cash equivalents	$(1,182)	$3,982	$1,423	$147

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $491 thousand and $5.2 million of proceeds from sales of lease assets and/or the early termination of notes receivable. During the prior year period, the Company also utilized borrowings totaling $1.4 million.

During the same comparative periods, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $2.4 million and $3.8 million for the respective three months ended September 30, 2014 and 2013; while distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the aforementioned three month-periods.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $3.2 million and $8.6 million, and realized $2.7 million and $6.0 million of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2014 and 2013.

During the same comparative periods, cash was primarily used to repay debt, to pay distributions to both Other Members and the Managing Member, and to purchase equipment. Cash used to repay debt totaled $7.3 million and $11.5 million for the respective nine months ended September 30, 2014 and 2013; while distributions paid to both Other Members and Managing Member totaled $6.1 million for each of the aforementioned nine month-periods. Total equipment purchased for long-term operating leases amounted to $105 thousand and $6.1 million for the respective nine months ended September 30, 2014 and 2013. In addition, during the prior year period, the Fund used $362 thousand to fund investments in notes receivable.

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

During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants. At September 30, 2014 and December 31, 2013, the Company has no outstanding borrowings under the acquisition facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $37.1 million, 0.63 to 1, and 22.86 to 1, respectively, as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2014 (in thousands):

Net income – GAAP basis	$931
Interest expense	606
Depreciation and amortization	10,374
Amortization of initial direct costs	120
Impairment losses	42
Provision for credit losses	25
Unrealized gain on fair valuation of warrants	(539)
Principal payments received on direct financing leases	322
Principal payments received on notes receivable	1,971
EBITDA (for Credit Facility financial covenant calculation only)	$13,852

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

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $21.4 million and $25.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2014.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2014, and paid through September 30, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2014 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Aug 2014	Jan – Sep 2014	5,661		—		5,661		0.68	8,386,015
		$27,631		$—		$27,631		$4.25
Source of distributions
Lease and loan payments received		$25,631	92.76%	$—	0.00%	$25,631	92.76%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	7.24%	—	0.00%	2,000	7.24%
		$27,631	100.00%	$—	0.00%	$27,631	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013 and December 1, 2013 — August 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, there were no commitments to fund investments in notes receivable and to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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