Form 10-K
period 2014-12-31
ATEL 14, LLC
filed 2015-03-31
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. Prior to May 9, 2011, the Manager was named ATEL Associates 14, LLC. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2014, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $93.3 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2014.

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

During 2014 and 2013, two lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Halliburton Overseas Limited	Marine vessel	18%	*
Cummins	Materials handling	13%	13%
IBM Corporation	Research	*	12%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$22,196	23.78%
Marine	19,410	20.80%
Manufacturing	12,995	13.92%
Materials handling	12,994	13.92%
Transportation	8,148	8.73%
Construction	5,835	6.25%
Mining	4,830	5.18%
Research	4,766	5.11%
Other	2,159	2.31%
	$93,333	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$28,988	31.06%
Natural gas	24,240	25.97%
Wholesale, nondurable goods	8,910	9.55%
Agriculture	8,743	9.37%
Food products	4,651	4.98%
Transportation, rail	4,220	4.52%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.58%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.01%
	$93,333	100.00%

From inception to December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$6,334	$3,874	$2,806
Mining	4,830	3,185	4,202
Transportation, rail	2,052	1,983	2,281
Research	1,989	687	1,621
Materials handling	1,273	453	1,122
Construction	343	163	307
Other	307	81	276
	$17,128	$10,426	$12,615

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$2,905	23.78%
Manufacturing	2,496	20.43%
Research	1,807	14.79%
Vending equipment	1,000	8.19%
Furniture & fixtures	700	5.73%
Chemical processing	300	2.46%
Other	3,007	24.62%
	$12,215	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,950	32.34%
Business services	2,594	21.24%
Electronics	1,767	14.47%
Internet Services	1,097	8.98%
Refuse systems	1,000	8.19%
Chemicals/Allied products	946	7.74%
Health services	500	4.09%
Lab equipment	361	2.95%
	$12,215	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$2,395	$724	$2,173
Research	1,307	982	553
Vending equipment	1,000	855	351
Furniture & fixtures	524	102	545
Manufacturing	434	272	263
Chemical processing	300	—	385
Other	1,533	554	1,251
Other*	249	260	—
	$7,742	$3,749	$5,521
*	During the second quarter of 2013, the Company exchanged a $260 thousand note receivable for a like amount of direct equity investment in shares of the related borrower. The amount under the “Disposition Proceeds” column represents the net book value of the note receivable at the time of the exchange. There was no gain or loss generated from the transaction.

For further information regarding the Company’s notes receivable portfolio as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 2,177 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2014. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2014 valuation date. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $9.10 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions in December 2009. Additional distributions have been consistently made through December 31, 2014. The rate for monthly distributions from 2014 operations was $0.075 per Unit for the period from January through December 2014. Likewise, the rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. The rate for each of the quarterly distributions paid in 2014 and 2013 was $0.225 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2014, and paid through December 31, 2014. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund on a cash basis from inception through December 31, 2014 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
		$29,518		$—		$29,518		$4.47
Source of distributions
Lease and loan payments received		$27,518	93.22%	$—	0.00%	$27,518	93.22%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	6.78%	—	0.00%	2,000	6.78%
		$29,518	100.00%	$—	0.00%	$29,518	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable periods.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013 and December 1, 2013 – November 30, 2014, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of December 31, 2014, 8,386,015 Units were issued and outstanding.

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

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2014	2013
Manufacturing	30%	26%
Natural gas	26%	27%
Wholesale, nondurable goods	12%	10%

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Halliburton Overseas Limited	Marine vessel	18%	*
Cummins	Materials handling	13%	13%
IBM Corporation	Research	*	12%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2014. The utilization percentage of existing assets under lease was 100% at both December 31, 2014 and 2013.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2014 versus 2013

The Company had net income of $774 thousand and $41 thousand for the years ended December 31, 2014 and 2013, respectively. Results for 2014 reflect decreases in both total expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2014 decreased by $362 thousand, or 2%, as compared to prior year. The net decrease in revenues was largely due to an unrealized loss on fair valuation of warrants and decreases in interest on notes receivable, operating lease revenues, gain on sales or dispositions of securities and other revenue. Such decreases in revenues were partially offset by an increase in gain on sales of lease assets and early termination of notes receivable.

During 2014, the Company recorded $189 thousand of unrealized losses on fair valuation of warrants as compared to $784 thousand of unrealized gains during the prior year. The unrealized losses for the current year reduced the fair value of the Company’s portfolio of warrants from $784 thousand at December 31, 2013 to $595 thousand at December 31, 2014. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the decline in fair market value is related to the price of one portfolio company subsequent to its initial public offering. Interest on notes receivable was reduced by $477 thousand primarily due to loan amortization and early payoff of certain notes, which resulted in an approximate $2.8 million decrease in outstanding notes receivable since December 31, 2013.

Moreover, operating lease revenues decreased by $89 thousand largely due to run-off and sales of lease assets. Gain on sales or dispositions of securities was reduced by $60 thousand as a result of a decline in gains realized on net exercises of certain warrants; and, other revenue declined by $47 thousand primarily due to prior year tax refunds received from the states of California and Michigan coupled with a decrease in late fees charged to certain lessees. There were no tax refunds received during the current year.

Partially offsetting the aforementioned decreases in revenues was a $1.3 million increase in gain on sales of lease assets and early termination notes receivable. Such increase was primarily due to $1.6 million of gains realized on sales of two drill rigs associated with a terminated lease during the current year, and 162 railcars for scrap.

Expenses

Total expenses for 2014 decreased by $1.1 million, or 7%, as compared to prior year. The decrease in total expenses was largely a result of reductions in acquisition expense, railcar maintenance costs, depreciation expense, professional fees and other expense. Such decreases in expenses were partially offset by increases in interest expense, cost reimbursements to the Manager and/or affiliates and impairment losses on equipment.

The decrease in acquisition expense totaled $732 thousand and was due to a decline in lease acquisition and loan funding activities coupled with a lower level of spending related to identifying potential acquisition and funding transactions. Railcar maintenance costs declined by $313 thousand primarily due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars; and, depreciation expense decreased by $248 thousand largely due to run-off and sales of lease assets.

In addition, professional fees declined by $104 thousand as a result of decreases in allocated audit; and, other expense decreased by $101 thousand due to lower allocated business development and railcar insurance costs.

The aforementioned decreases in expenses were partially offset by increases in interest expense, cost reimbursements to the Manager and/or affiliates, and impairment losses on equipment totaling $311 thousand, $145 thousand and $67 thousand, respectively. The net increase in interest expense was attributable to significantly higher amounts of debt outstanding during 2014 as compared to prior year. Cost reimbursements to the Manager and/or affiliates increased primarily as a result of higher allocated costs associated with the Fund’s investment base; and, impairment losses increased as the Company recorded fair value adjustments to reduce the cost basis of certain impaired off-lease research equipment during 2014. There were no such fair value adjustments during the prior year.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $6.6 million and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$9,264	$9,443
Investing activities	8,716	(16,898)
Financing activities	(14,424)	1,107
Net increase (decrease) in cash and cash equivalents	$3,556	$(6,348)

2014 versus 2013

During 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $6.6 million and $6.2 million of proceeds from sales of lease assets and/or the early termination of notes receivable, and utilized borrowings totaling $3.2 million and $22.6 million during 2014 and 2013, respectively.

During the same respective years, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $9.5 million and $13.3 million for 2014 and 2013, respectively, while distributions paid to both Other Members and Managing Member totaled $8.2 million for each of the aforementioned years. In addition, for 2014, cash totaling $139 thousand was used to pay for improvements on certain operating lease assets. For 2013, cash totaling $25.6 million and $362 thousand was respectively used to purchase equipment long-term operating leases and fund investments in notes receivable.

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

During the third quarter of 2010, the Company amended its Credit Facility with respect to the Warehouse Facility to suspend its participation in such Warehouse Facility while retaining its ability to borrow from time to time under the Acquisition Facility on the condition that it maintains with the lender (subject to certain provisions) cash collateral on deposit in an amount not less than the principal amount of loans outstanding from time to time. Commencing with the second quarter of 2011, the Company gained eligibility for full unrestricted participation under the Warehouse Facility as it was in compliance with all relevant financial covenants. At December 31, 2014 and 2013, the Company has no outstanding borrowings under the acquisition facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $35.5 million, 0.60 to 1, and 21.53 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2014 (in thousands):

Net income – GAAP basis	$774
Interest expense	664
Depreciation and amortization	10,321
Amortization of initial direct costs	110
Impairment losses	67
Reversal of provision for credit losses	(10)
Unrealized loss on fair valuation of warrants	189
Principal payments received on direct financing leases	330
Principal payments received on notes receivable	1,852
EBITDA (for Credit Facility financial covenant calculation only)	$14,297
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

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $19.3 million and $25.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2014 and 2013, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2014. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2015

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$6,646	$3,090
Accounts receivable, net of allowance for doubtful accounts of $5 at December 31, 2014 and $15 at December 31, 2013	175	239
Notes receivable, net of unearned interest income of $209 at December 31, 2014 and $479 at December 31, 2013	1,454	4,299
Investment in securities	318	293
Fair value of warrants	595	784
Investments in equipment and leases, net of accumulated depreciation of $25,888 at December 31, 2014 and $20,437 at December 31, 2013	49,108	63,530
Due from Affiliates	154	—
Prepaid expenses and other assets	105	116
Total assets	$58,555	$72,351
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$66
Affiliates	—	325
Accrued distributions to Other Members	816	816
Other	285	235
Deposits due lessees	25	25
Non-recourse debt	19,279	25,543
Long-term debt	2,068	2,068
Unearned operating lease income	516	387
Total liabilities	23,055	29,465
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	35,500	42,886
Total Members’ capital	35,500	42,886
Total liabilities and Members’ capital	$58,555	$72,351

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$13,171	$13,260
Direct financing leases	56	81
Interest on notes receivable	269	746
Gain on sales of lease assets and early termination of notes receivable	1,893	583
Gain on sales or dispositions of securities	79	139
Unrealized (loss) gain on fair valuation of warrants	(189)	784
Interest income	—	1
Other	32	79
Total revenues	15,311	15,673
Expenses:
Depreciation of operating lease assets	10,321	10,569
Asset management fees to Managing Member	733	744
Acquisition expense	63	795
Cost reimbursements to Managing Member and/or affiliates	1,535	1,390
(Reversal of) provision for credit losses	(10)	15
Impairment losses on equipment	67	—
Amortization of initial direct costs	110	147
Interest expense	664	353
Professional fees	136	240
Outside services	65	82
Taxes on income and franchise fees	25	61
Bank charges	195	189
Railcar maintenance	445	758
Other	188	289
Total expenses	14,537	15,632
Net income	$774	$41
Net income (loss):
Managing Member	$612	$612
Other Members	162	(571)
	$774	$41
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.07)
Weighted average number of Units outstanding	8,386,015	8,391,064

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	8,395,515	$51,072	$—	$51,072
Repurchase of Units	(9,500)	(65)	—	(65)
Distributions to Other Members ($0.90 per Unit)	—	(7,550)	—	(7,550)
Distributions to Managing Member	—	—	(612)	(612)
Net (loss) income	—	(571)	612	41
Balance December 31, 2013	8,386,015	42,886	—	42,886
Distributions to Other Members ($0.90 per Unit)	—	(7,548)	—	(7,548)
Distributions to Managing Member	—	—	(612)	(612)
Net income	—	162	612	774
Balance December 31, 2014	8,386,015	$35,500	$—	$35,500

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$774	$41
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(1,893)	(583)
Depreciation of operating lease assets	10,321	10,569
Amortization of initial direct costs	110	147
(Reversal of) provision for credit losses	(10)	15
Impairment losses on equipment	67	—
Gain on sales or dispositions of securities	(79)	(139)
Unrealized loss (gain) on fair valuation of warrants	189	(784)
Changes in operating assets and liabilities:
Accounts receivable	74	(57)
Prepaid expenses and other assets	11	30
Accounts payable, Managing Member	—	(5)
Accounts payable, other	50	(5)
Accrued liabilities, affiliates	(479)	217
Deposits due lessees	—	(80)
Unearned operating lease income	129	77
Net cash provided by operating activities	9,264	9,443
Investing activities:
Purchases of equipment and improvements on operating leases	(139)	(25,645)
Purchase of securities	(25)	—
Proceeds from sales of lease assets and early termination of notes receivable	6,619	6,215
Payments of initial direct costs	—	(57)
Principal payments received on direct financing leases	330	288
Note receivable advances	—	(362)
Proceeds from sale of securities	79	139
Principal payments received on notes receivable	1,852	2,524
Net cash provided by (used in) investing activities	8,716	(16,898)
Financing activities:
Borrowings under non-recourse debt	3,189	20,527
Repayments under non-recourse debt	(9,453)	(9,041)
Borrowings under long-term debt	—	2,068
Repayments under acquisition facility	—	(4,220)
Distributions to Other Members	(7,548)	(7,550)
Distributions to Managing Member	(612)	(612)
Repurchase or rescissions of Units	—	(65)
Net cash (used in) provided by financing activities	(14,424)	1,107
Net increase (decrease) in cash and cash equivalents	3,556	(6,348)
Cash and cash equivalents at beginning of year	3,090	9,438
Cash and cash equivalents at end of year	$6,646	$3,090
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$600	$346
Cash paid during the year for taxes	$49	$55
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$816	$816
Distributions payable to Managing Member at year-end	$66	$66
Exchange of note receivable for direct equity investment	$—	$260

See accompanying notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 14, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on April 1, 2009 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. Prior to May 9, 2011, the Manager was named ATEL Associates 14, LLC. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of May 8, 2009, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2014, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2014 and 2013, and as of December 31, 2014 and 2013, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $318 thousand and $293 thousand of purchased securities at December 31, 2014 and 2013, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2014 and 2013. There were also no sales or disposition of securities in 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $189 thousand and unrealized gains of $784 thousand on fair valuation of its warrants during 2014 and 2013, respectively. The unrealized losses recorded during 2014 reduced the estimated fair value of the Company’s portfolio of warrants to $595 thousand at December 31, 2014 from $784 thousand at December 31, 2013. The Company also realized $79 thousand and $139 thousand of gains from the net exercise of warrants during 2014 and 2013, respectively.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $25 thousand and $61 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$35,500	$42,886
Tax basis of net assets (unaudited)	33,823	39,042
Difference	$1,677	$3,844

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$774	$41
Tax adjustments (unaudited):
Adjustment to depreciation expense	(418)	(3,786)
Provision for losses and doubtful accounts	(10)	15
Adjustments to revenues	704	363
Adjustments to gain on sales of assets	2,173	529
Other	(283)	(830)
Gain (loss) per federal tax return (unaudited)	$2,940	$(3,668)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2014	2013
Manufacturing	30%	26%
Natural gas	26%	27%
Wholesale, nondurable goods	12%	10%

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Halliburton Overseas Limited	Marine vessel	18%	*
Cummins	Materials handling	13%	13%
IBM Corporation	Research	*	12%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2014, the original terms of the notes are from 11 to 42 months with interest at rates ranging from 10.96% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2016.

As of December 31, 2014, two notes receivable with net recorded investments approximating $85 thousand and $105 thousand were on non-accrual status and considered impaired relative to their payment terms. Such notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rates of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Interest not recorded relative to the original terms of the non-accrual notes totaled $15 thousand from June through December 2014. As of December 31, 2014, the notes were current with respect to their restructured terms; and, management has determined that no adjustment was necessary to reflect fair value. As of February 2015, all outstanding balances on these notes were repaid in full.

In addition to the aforementioned non-accrual notes, two additional notes with net recorded investments of $97 thousand and $14 thousand, respectively, and each with a rate of 11.73%, were on non-accrual status at December 31, 2014. As of December 31, 2014, the notes were current and management had determined that no adjustment was necessary to reflect fair value. However, the respective notes remained on non-accrual status. Interest not recorded relative to the original terms of the non-accrual notes totaled $1 thousand for the month of December 2014. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date.

There were neither notes impaired nor notes in non-accrual status as of December 31, 2013.

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$1,222
2016	438
1,660
Less: portion representing unearned interest income	(209)
1,451
Unamortized initial direct costs	3
Notes receivable, net	$1,454

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
IDC amortization – notes receivable	$12	$33
IDC amortization – lease assets	98	114
Total	$110	$147

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$—	$—	$54	$—	$54
Provision for credit losses	—	—	15	—	—	15
Asset disposal	—	—	—	(54)	—	(54)
Balance December 31, 2013	—	—	15	—	—	15
Reversal of provision for credit losses	—	—	(10)	—	—	(10)
Balance December 31, 2014	$—	$—	$5	$—	$—	$5

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2014 and 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,454[1]	$296	$1,750
Ending balance: individually evaluated for impairment	$1,454	$296	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $3 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$4,299[2]	$558[3]	$4,857
Ending balance: individually evaluated for impairment	$4,299	$558	$4,857
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $15 of unamortized initial direct costs.
[3]	Includes $1 of unamortized initial direct costs.

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

At December 31, 2014 and 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2014	2013	2014	2013
Pass	$1,149	$4,047	$296	$557
Special mention	302	237	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,451	$4,284	$296	$557

At December 31, 2014 and 2013, the investment in financing receivables is aged as follows (in thousands):

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—
Finance leases	—	—	—	—	296	296	—
Total	$—	$—	$—	$—	$1,747	$1,747	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$4,284	$4,284	$—
Finance leases	12	—	—	12	545	557	—
Total	$12	$—	$—	$12	$4,829	$4,841	$—

As discussed in Note 4, four of the Company’s notes receivable were in non-accrual status at December 31, 2014, two of which were current with respect to their original terms, and the remaining two current with respect to their restructured terms. Management has determined that no adjustments were necessary to reflect fair value. No financing receivables were impaired or in nonaccrual status as of December 31, 2013.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$62,764	$(3,843)	$(10,321)	$48,600
Net investment in direct financing leases	557	69	(330)	296
Assets held for sale or lease, net	—	101	—	101
Initial direct costs, net of accumulated amortization of $277 at December 31, 2014 and $254 at December 31, 2013	209	—	(98)	111
Total	$63,530	$(3,673)	$(10,749)	$49,108

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

As a result of these reviews, the Company recorded $67 thousand of fair value adjustments during 2014 to reduce the cost basis of certain impaired off-lease research equipment. There were no fair value adjustments recorded during 2013.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $10.3 million and $10.6 million for the years ended December 31, 2014 and 2013, respectively. IDC amortization expense related to the Company’s operating and direct financing leases totaled $98 thousand and $114 thousand for 2014 and 2013, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	21,933	139	(2,993)	19,079
Materials handling	11,931	—	(857)	11,074
Transportation	8,028	—	—	8,028
Manufacturing	6,661	—	1,197	7,858
Construction	5,558	—	(205)	5,353
Research	3,457	—	(1,207)	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	322	—	(295)	27
Mining	4,804	—	(4,804)	—
Other	126	—	(7)	119
	83,201	139	(9,171)	74,169
Less accumulated depreciation	(20,437)	(10,321)	5,189	(25,569)
Total	$62,764	$(10,182)	$(3,982)	$48,600

The average estimated residual value for assets on operating leases was 39% and 38% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating leases in non-accrual status at both December 31, 2014 and 2013.

Direct financing leases:

As of December 31, 2014, investment in direct financing leases consists of various types of materials handling, computer-related and cleaning and maintenance equipment. As of December 31, 2013, such investment in direct financing leases consisted of various types of computer-related, research, materials handling and cleaning and maintenance equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Total minimum lease payments receivable	$306	$609
Estimated residual values of leased equipment (unguaranteed)	11	11
Investment in direct financing leases	317	620
Less unearned income	(21)	(63)
Net investment in direct financing leases	$296	$557

As of December 31, 2014 and 2013, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$9,637	$285	$9,922
2016	5,910	21	5,931
2017	4,700	—	4,700
2018	3,541	—	3,541
2019	1,004	—	1,004
	$24,792	$306	$25,098

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Air support equipment	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Agriculture	7 – 10
Cleaning and Maintenance	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Computers	3 – 5
Office automation	3 – 5

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$1,535	$1,390
Asset management fees to Managing Member	733	744
Acquisition and initial direct costs paid to Managing Member	63	852
	$2,331	$2,986

8. Non-recourse debt:

At December 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.43% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross operating lease rentals totaled approximately $20.2 million over the remaining lease terms; and the carrying value of the pledged assets is $40.7 million. The notes mature at various dates from 2015 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2015	$6,982	$402	$7,384
2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$19,279	$917	$20,196

9. Long-term debt:

As of December 31, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of December 31, 2014 and 2013, borrowings under the Credit Facility were as follows (in thousands):

	2014	2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,150)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$73,850	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $35.5 million, 0.60 to 1, and 21.53 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2014 and 2013 as all outstanding borrowings under the Credit Facility had been repaid in January 2013. The weighted average rate of borrowings was 3.30% for the year ended December 31, 2013.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of December 31, 2014, the investment program participants were ATEL 12, LLC, the Company, ATEL 15, LLC and ATEL 16, LLC. During the first quarter of 2015, ATEL 12, LLC was removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2014 and 2013.

11. Commitments:

At December 31, 2014, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

13. Members’ capital:

A total of 8,386,015 Units were issued and outstanding at both December 31, 2014 and 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2014 and 2013 were as follows (in thousands except Units and per Unit data):

	2014	2013
Distributions declared	$7,548	$7,550
Weighted average number of Units outstanding	8,386,015	8,391,064
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2014 and 2013, only the Company’s warrants were measured on a recurring basis. However, during 2014, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets, all of which were disposed as of the third quarter of 2014. There were no fair value adjustments recorded during 2013.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2014 and 2013, the calculated fair value of the Fund’s warrant portfolio approximated $595 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized loss on warrants, net recorded during the year	(189)
Balance at December 31, 2014	$595

Impaired off-lease equipment

During 2014, the Company recorded fair value adjustments totaling $67 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired during the first quarter. The Company did not record non-recurring fair value adjustments relative to impaired equipment during 2013.

The fair value adjustments recorded during 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As of the third quarter of 2014, all previously impaired off-lease equipment had been disposed.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 8.09
			Risk-free interest rate	0.50% – 2.04%
			Annualized volatility	15.88% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 9.46
			Risk-free interest rate	0.61% – 2.94%
			Annualized volatility	17.80% – 100.00%

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,646	$6,646	$—	$—	$6,646
Notes receivable, net	1,454	—	—	1,454	1,454
Investment in securities	318	—	—	318	318
Fair value of warrants	595	—	—	595	595
Financial liabilities:
Non-recourse debt	19,279	—	—	19,287	19,287
Long-term debt	2,068	—	—	2,170	2,170

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,090	$3,090	$—	$—	$3,090
Notes receivable, net	4,299	—	—	4,299	4,299
Investment in securities	293	—	—	293	293
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	25,543	—	—	25,374	25,374
Long-term debt	2,068	—	—	2,056	2,056

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

The Manager supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0006%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2014	2013
Audit fees	$80	$173
Other fees	—	5
	$80	$178

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.