Form 10-Q
period 2015-03-31
ATEL 14, LLC
filed 2015-05-15
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 8,386,015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,797	$6,646
Accounts receivable, net of allowance for doubtful accounts of $2 at March 31, 2015 and $5 at December 31, 2014	182	175
Notes receivable, net of unearned interest income of $107 and allowance for credit losses of $33 at March 31, 2015 and net of unearned interest income of $209 and allowance for credit losses of $0 at December 31, 2014	973	1,454
Investment in securities	333	318
Fair value of warrants	611	595
Investments in equipment and leases, net of accumulated depreciation of $27,848 at March 31, 2015 and $25,888 at December 31, 2014	46,650	49,108
Due from Affiliates	—	154
Prepaid expenses and other assets	117	105
Total assets	$54,663	$58,555
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$52	$66
Affiliates	71	—
Accrued distributions to Other Members	816	816
Other	513	285
Deposits due lessees	25	25
Non-recourse debt	17,161	19,279
Long-term debt	2,068	2,068
Unearned operating lease income	554	516
Total liabilities	21,260	23,055
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	33,403	35,500
Total Members’ capital	33,403	35,500
Total liabilities and Members’ capital	$54,663	$58,555

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$3,004	$3,511
Direct financing leases	9	16
Interest on notes receivable	30	101
Gain on sales of lease assets and early termination of notes receivable	137	515
Gain on sales or dispositions of securities	—	6
Unrealized gain on fair valuation of warrants	16	—
Other	19	14
Total revenues	3,215	4,163
Expenses:
Depreciation of operating lease assets	2,292	2,773
Asset management fees to Managing Member	152	196
Acquisition expense	—	85
Cost reimbursements to Managing Member and/or affiliates	366	384
Provision for (reversal of) credit losses	30	(15)
Impairment losses on equipment	—	44
Amortization of initial direct costs	22	31
Interest expense	136	180
Professional fees	74	75
Outside services	19	21
Taxes on income and franchise fees	22	7
Bank charges	46	49
Railcar maintenance	66	116
Other	47	53
Total expenses	3,272	3,999
Net (loss) income	$(57)	$164
Net income (loss):
Managing Member	$153	$153
Other Members	(210)	11
	$(57)	$164
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.03)	$0.00
Weighted average number of Units outstanding	8,386,015	8,386,015

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	8,386,015	$42,886	$—	$42,886
Distributions to Other Members ($0.90 per Unit)	—	(7,548)	—	(7,548)
Distributions to Managing Member	—	—	(612)	(612)
Net income	—	162	612	774
Balance December 31, 2014	8,386,015	35,500	—	35,500
Distributions to Other Members ($0.23 per Unit)	—	(1,887)	—	(1,887)
Distributions to Managing Member	—	—	(153)	(153)
Net (loss) income	—	(210)	153	(57)
Balance March 31, 2015 (Unaudited)	8,386,015	$33,403	$—	$33,403

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net (loss) income	$(57)	$164
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(137)	(515)
Depreciation of operating lease assets	2,292	2,773
Amortization of initial direct costs	22	31
Provision for (reversal of) credit losses	30	(15)
Impairment losses on equipment	—	44
Gain on sales or dispositions of securities	—	(6)
Unrealized gain on fair valuation of warrants	(16)	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	—
Prepaid expenses and other assets	(12)	17
Accounts payable, Managing Member	(14)	(3)
Accounts payable, other	228	45
Accrued liabilities, affiliates	225	(248)
Unearned operating lease income	38	(128)
Net cash provided by operating activities	2,595	2,159
Investing activities:
Purchases of equipment and improvements on operating leases	(21)	(44)
Purchase of securities	(15)	—
Proceeds from sales of lease assets and early termination of notes receivable	323	1,582
Principal payments received on direct financing leases	91	78
Proceeds from sale of securities	—	6
Principal payments received on notes receivable	336	704
Net cash provided by investing activities	714	2,326
Financing activities:
Borrowings under non-recourse debt	—	1,861
Repayments under non-recourse debt	(2,118)	(2,420)
Distributions to Other Members	(1,887)	(1,887)
Distributions to Managing Member	(153)	(153)
Net cash used in financing activities	(4,158)	(2,599)
Net (decrease) increase in cash and cash equivalents	(849)	1,886
Cash and cash equivalents at beginning of period	6,646	3,090
Cash and cash equivalents at end of period	$5,797	$4,976
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$118	$186
Cash paid during the period for taxes	$2	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$816	$816
Distributions payable to Managing Member at period-end	$66	$66
Improvements to equipment on operating leases	$—	$28

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

As of March 31, 2015, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,386,015 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $333 thousand and $318 thousand of purchased securities at March 31, 2015 and December 31, 2014, respectively. There were no sales or dispositions of securities during the respective three months ended March 31, 2015 and 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2015, the Company recorded unrealized gains of $16 thousand on fair valuation of its warrants. There were no such unrealized gains or losses during the prior year period. The unrealized gains recorded during the current year period increased the estimated fair value of the Company’s portfolio of warrants to $611 thousand at March 31, 2015 from $595 thousand at December 31, 2014. During the prior year period, the Company realized a $6 thousand gain on the net exercise of certain warrants. There were no net exercises of warrants during the current year period.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 10.96% to 18.00% per annum. The notes are generally secured by the equipment financed. The notes mature from 2015 through 2016.

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at March 31, 2015.

The two notes fully paid in February 2015 were originally placed on nonaccrual status during the second quarter of 2014. Such notes had net recorded investments approximating $85 thousand and $105 thousand as of December 31, 2014 and were considered impaired relative to their payment terms. The terms of these notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $18 thousand from June 2014 to February 2015. The notes have remained current with respect to their restructured terms; and, management has determined that no adjustment was necessary to reflect fair value through their termination dates. The Fund recognized gains totaling $88 thousand from the February 24, 2015 settlement of the two notes on proceeds of $199 thousand.

With regards to the two notes remaining on non-accrual status as of March 31, 2015, their combined net recorded investment totaled $109 thousand and $111 thousand as of March 31, 2015 and December 31, 2014, respectively. Both notes have a rate of 11.73%. As of March 31, 2015, management continued to deem the notes impaired and recorded fair value adjustments totaling $33 thousand to reflect the fair value of such notes at $76 thousand. There were no fair value adjustments at December 31, 2014. Effective January 1, 2015, the terms of these notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $4 thousand from December 2014 to March 2015.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$710
Year ending December 31, 2016	401
1,111
Less: portion representing unearned interest income	(107)
1,004
Unamortized initial direct costs	2
Less: allowance for credit losses	(33)
Notes receivable, net	$973

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
IDC amortization – notes receivable	$1	$4
IDC amortization – lease assets	21	27
Total	$22	$31

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$15	$—	$—	$15
Reversal of provision for credit losses	—	—	(10)	—	—	(10)
Balance December 31, 2014	—	—	5	—	—	5
(Reversal of) provision for credit losses	—	—	(3)	33	—	30
Balance March 31, 2015	$—	$—	$2	$33	$—	$35

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

As of March 31, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$33	$—	$33
Ending balance: individually evaluated for impairment	$33	$—	$33
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,006[1]	$204	$1,210
Ending balance: individually evaluated for impairment	$1,006	$204	$1,210
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,454[2]	$296	$1,750
Ending balance: individually evaluated for impairment	$1,454	$296	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $3 of unamortized initial direct costs.

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

At March 31, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$812	$1,149	$204	$296
Special mention	83	302	—	—
Substandard	109	—	—	—
Doubtful	—	—	—	—
Total	$1,004	$1,451	$204	$296

As of March 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	109	109	33	109	—
Total	$109	$109	$33	$109	$—

There were no impaired loans as of December 31, 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,004	$1,004	$—
Finance leases	—	—	—	—	204	204	—
Total	$—	$—	$—	$—	$1,208	$1,208	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—
Finance leases	—	—	—	—	296	296	—
Total	$—	$—	$—	$—	$1,747	$1,747	$—

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at March 31, 2015 (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$48,600	$(18)	$(2,292)	$46,290
Net investment in direct financing leases	296	(1)	(91)	204
Assets held for sale or lease, net	101	(35)	—	66
Initial direct costs, net of accumulated amortization of $265 at March 31, 2015 and $277 at December 31, 2014	111	—	(21)	90
Total	$49,108	$(54)	$(2,404)	$46,650

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

As a result of these reviews, the Company determined that no impairment losses existed during the three months ended March 31, 2015. During the prior year period, the Company recorded fair value adjustments totaling $44 thousand to reduce the cost basis of certain impaired off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.3 million and $2.8 million for the respective three months ended March 31, 2015 and 2014. IDC amortization expense related to operating leases and direct financing leases totaled $21 thousand and $27 thousand for the respective three months ended March 31, 2015 and 2014 (See Note 3).

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	19,079	21	—	19,100
Materials handling	11,074	—	(220)	10,854
Transportation	8,028	—	—	8,028
Manufacturing	7,858	—	(11)	7,847
Construction	5,353	—	—	5,353
Research	2,250	—	—	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	27	—	—	27
Other	119	—	—	119
	74,169	21	(231)	73,959
Less accumulated depreciation	(25,569)	(2,292)	192	(27,669)
Total	$48,600	$(2,271)	$(39)	$46,290

The average estimated residual value for assets on operating leases was 39% of the assets’ original cost at both March 31, 2015 and December 31, 2014. There were no operating leases in non-accrual status at March 31, 2015 and December 31, 2014.

All of the Company’s leased property was acquired during the years from 2010 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2015 and December 31, 2014, investment in direct financing leases consists of various types of materials handling, computer-related and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$206	$306
Estimated residual values of leased equipment (unguaranteed)	10	11
Investment in direct financing leases	216	317
Less unearned income	(12)	(21)
Net investment in direct financing leases	$204	$296

As of March 31, 2015 and December 31, 2014, there were no investments in direct financing leases in non-accrual status.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$6,901	$185	$7,086
Year ending December 31, 2016	6,030	21	6,051
2017	4,823	—	4,823
2018	3,541	—	3,541
2019	1,004	—	1,004
	$22,299	$206	$22,505

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Air support equipment	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Cleaning and Maintenance	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Computers	3 – 5
Office automation	3 – 5

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$366	$384
Asset management fees to Managing Member	152	196
Acquisition and initial direct costs paid to Managing Member	—	85
	$518	$665

7. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.44% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross operating lease rentals totaled approximately $17.9 million over the remaining lease terms; and the carrying value of the pledged assets is $38.3 million. The notes mature at various dates from 2015 through 2019.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2015	$4,864	$284	$5,148
Year ending December 31, 2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$17,161	$799	$17,960

8. Long-term debt:

As of March 31, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of March 31, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,135)	(1,150)
Total remaining available under the venture, acquisition and warehouse facilities	$73,865	$73,850

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.4 million, 0.58 to 1, and 21.25 to 1, respectively, as of March 31, 2015. As such, as of March 31, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. During the first quarter of 2015, ATEL 12, LLC was removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2015 and December 31, 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At March 31, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,386,015 Units were issued and outstanding at both March 31, 2015 and December 31, 2014, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2015	2014
Distributions declared	$1,887	$1,887
Weighted average number of Units outstanding	8,386,015	8,386,015
Weighted average distributions per Unit	$0.23	$0.23

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

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. The Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable for the three months ended March 31, 2015 and those of impaired off-lease assets during 2014.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio approximated $611 thousand and $595 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$595
Unrealized gain on warrants, net recorded during the period	16
Balance at March 31, 2015	$611

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the three months ended March 31, 2015, the Company had recorded fair value adjustments totaling $33 thousand relative to two impaired notes. The company had no fair value adjustments relative to impaired notes receivable during the prior year period and the subsequent last three quarters of 2014.

The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2015 (in thousands):

	March 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$76	$—	$—	$76

Impaired off-lease equipment

During the first three months of 2014, the Company recorded fair value adjustments totaling $44 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired. There were no such adjustments during the first three months of 2015.

The fair value adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. The fair value adjustments recorded during the first quarter of 2014 represents total adjustments for 2014. As of the third quarter of 2014, all previously impaired off-lease equipment had been disposed.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	1.37 – 7.30
			Risk-free interest rate	0.36% – 1.74%
			Annualized volatility	15.63% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$4,900 – $66,200
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 8.09
			Risk-free interest rate	0.50% – 2.04%
			Annualized volatility	15.88% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,797	$5,797	$—	$—	$5,797
Notes receivable, net	973	—	—	973	973
Investment in securities	333	—	—	333	333
Fair value of warrants	611	—	—	611	611
Financial liabilities:
Non-recourse debt	17,161	—	—	17,258	17,258
Long-term debt	2,068	—	—	2,217	2,217

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,646	$6,646	$—	$—	$6,646
Notes receivable, net	1,454	—	—	1,454	1,454
Investment in securities	318	—	—	318	318
Fair value of warrants	595	—	—	595	595
Financial liabilities:
Non-recourse debt	19,279	—	—	19,287	19,287
Long-term debt	2,068	—	—	2,170	2,170

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of March 31, 2015, 8,386,015 Units were issued and outstanding.

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

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had a net loss of $57 thousand and net income of $164 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $948 thousand, or 23%, as compared to the prior year period. The net decrease in revenues was largely due to decreases in operating lease revenues, gain on sales of lease assets and early termination of notes receivable, and interest on notes receivable.

The decrease in operating lease revenues totaled $507 thousand and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable decreased by $378 thousand largely due to prior year period gains totaling $430 thousand relative to the sale of railcars for scrap offset, in part, by an $88 thousand current year period gain from an early payoff of certain notes. The early payoff of certain notes, coupled with loan amortization, also resulted in lower interest on notes receivable which declined by $71 thousand.

Expenses

Total expenses for the first quarter of 2015 decreased by $727 thousand, or 18%, as compared to the prior year period. The decrease in total expenses was largely a result of decreases in depreciation expense, acquisition expense, railcar maintenance costs, asset management fees to Managing Member, impairment losses on equipment and interest expense offset, in part, by an increase in provision for credit losses.

The decrease in depreciation expense totaled $481 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense decreased by $85 thousand largely due to a decline in lease acquisition and loan funding activities coupled with a lower level of spending related to identifying potential acquisition and funding transactions. Railcar maintenance costs were lower by $50 thousand primarily due to railcar sales and a decline in required maintenance and repairs on the Fund’s remaining railcars; and asset management fees paid to the Managing Member declined by $44 thousand largely due to the period over period decrease in managed assets and related rents.

Moreover, impairment losses on equipment declined by $44 thousand due to a prior year period fair value adjustment relative to impaired off-lease computer equipment. There were no such adjustments during the first quarter of 2015. Finally, interest expense was reduced by $44 thousand as a result of a $7.8 million decrease in outstanding borrowings since March 31, 2014.

The aforementioned decreases in expenses were partially offset by a $45 thousand increase in the provision for credit losses. Such increase was primarily attributable to $33 thousand of fair value adjustments on impaired notes coupled with a decrease in recovery of accounts receivable amounts previously reserved. There were no impaired notes during the prior year period.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $5.8 million and $6.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$2,595	$2,159
Investing activities	714	2,326
Financing activities	(4,158)	(2,599)
Net (decrease) increase in cash and cash equivalents	$(849)	$1,886

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $323 thousand and $1.6 million of proceeds from sales of lease assets and/or the early termination of notes receivable. During the prior year period, the Company also utilized borrowings totaling $1.9 million.

During the same comparative periods, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $2.1 million and $2.4 million for the respective three months ended March 31, 2015 and 2014; while distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the aforementioned three month-periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $33.4 million, 0.58 to 1, and 21.25 to 1, respectively, as of March 31, 2015. As such, as of March 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2015 (in thousands):

Net income – GAAP basis	$553
Interest expense	620
Depreciation and amortization	9,840
Amortization of initial direct costs	101
Impairment losses	23
Provision for credit losses	35
Unrealized loss on fair valuation of warrants	173
Principal payments received on direct financing leases	343
Principal payments received on notes receivable	1,484
EBITDA (for Credit Facility financial covenant calculation only)	$13,172

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

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $17.2 million and $19.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2015, and paid through March 31, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Feb 2015	Jan – Mar 2015	1,887		—		1,887		0.23	8,386,015
		$31,405		$—		$31,405		$4.70
Source of distributions
Lease and loan payments received		$29,405	93.63%	$—	0.00%	$29,405	93.63%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	6.37%	—	0.00%	2,000	6.37%
		$31,405	100.00%	$—	0.00%	$31,405	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014 and December 1, 2014 — February 28, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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