Form 10-Q
period 2015-06-30
ATEL 14, LLC
filed 2015-08-14
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 8,368,655.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,976	$6,646
Accounts receivable, net of allowance for doubtful accounts of $9 at June 30, 2015 and $5 at December 31, 2014	168	175
Notes receivable, net of unearned interest income of $91 and allowance for credit losses of $33 at June 30, 2015 and net of unearned interest income of $209 and allowance for credit losses of $0 at December 31, 2014	798	1,454
Investment in securities	333	318
Fair value of warrants	612	595
Investments in equipment and leases, net of accumulated depreciation of $27,266 at June 30, 2015 and $25,888 at December 31, 2014	43,504	49,108
Due from Affiliates	—	154
Prepaid expenses and other assets	101	105
Total assets	$50,492	$58,555
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$100	$66
Affiliates	26	—
Accrued distributions to Other Members	814	816
Other	243	285
Deposits due lessees	21	25
Non-recourse debt	15,215	19,279
Long-term debt	2,068	2,068
Unearned operating lease income	501	516
Total liabilities	18,988	23,055
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	31,504	35,500
Total Members’ capital	31,504	35,500
Total liabilities and Members’ capital	$50,492	$58,555

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,854	$3,428	$5,858	$6,939
Direct financing leases	6	15	15	31
Interest on notes receivable	24	76	54	177
Gain on sales of lease assets and early termination of notes receivable	311	93	448	608
Gain on sales or dispositions of securities	8	51	8	57
Unrealized gain (loss) on fair valuation of warrants	1	(101)	17	(101)
Other	6	1	25	15
Total revenues	3,210	3,563	6,425	7,726
Expenses:
Depreciation of operating lease assets	2,126	2,663	4,418	5,436
Asset management fees to Managing Member	169	189	321	385
Acquisition expense	—	80	—	165
Cost reimbursements to Managing Member and/or affiliates	318	390	684	774
Provision for credit losses	7	46	37	31
Impairment losses on equipment	—	(2)	—	42
Amortization of initial direct costs	19	31	41	62
Interest expense	124	174	260	354
Professional fees	17	21	91	96
Outside services	15	17	34	38
Taxes on income and franchise fees	23	8	45	15
Bank charges	38	50	84	99
Railcar maintenance	112	166	178	282
Other	42	50	89	103
Total expenses	3,010	3,883	6,282	7,882
Net income (loss)	$200	$(320)	$143	$(156)
Net income (loss):
Managing Member	$153	$153	$306	$306
Other Members	47	(473)	(163)	(462)
	$200	$(320)	$143	$(156)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.06)	$(0.02)	$(0.06)
Weighted average number of Units outstanding	8,385,839	8,386,015	8,385,927	8,386,015

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	8,386,015	$42,886	$—	$42,886
Distributions to Other Members ($0.90 per Unit)	—	(7,548)	—	(7,548)
Distributions to Managing Member	—	—	(612)	(612)
Net income	—	162	612	774
Balance December 31, 2014	8,386,015	35,500	—	35,500
Repurchase of Units	(16,000)	(63)	—	(63)
Distributions to Other Members ($0.45 per Unit)	—	(3,770)	—	(3,770)
Distributions to Managing Member	—	—	(306)	(306)
Net (loss) income	—	(163)	306	143
Balance June 30, 2015 (Unaudited)	8,370,015	$31,504	$—	$31,504

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income (loss)	$200	$(320)	$143	$(156)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(311)	(93)	(448)	(608)
Depreciation of operating lease assets	2,126	2,663	4,418	5,436
Amortization of initial direct costs	19	31	41	62
Provision for credit losses	7	46	37	31
Impairment losses on equipment	—	(2)	—	42
Gain on sales or dispositions of securities	(8)	(51)	(8)	(57)
Unrealized (gain) loss on fair valuation of warrants	(1)	101	(17)	101
Changes in operating assets and liabilities:
Accounts receivable	7	(40)	3	(40)
Prepaid expenses and other assets	16	19	4	36
Accounts payable, Managing Member	48	3	34	—
Accounts payable, other	(270)	(42)	(42)	3
Accrued liabilities, affiliates	(45)	280	180	32
Deposits due lessees	(4)	—	(4)	—
Unearned operating lease income	(53)	177	(15)	49
Net cash provided by operating activities	1,731	2,772	4,326	4,931
Investing activities:
Purchases of equipment and improvements on operating leases	—	(46)	(21)	(90)
Purchase of securities	—	(25)	(15)	(25)
Proceeds from sales of lease assets and early termination of notes receivable	1,244	646	1,567	2,228
Principal payments received on direct financing leases	69	81	160	159
Proceeds from sale of securities	8	51	8	57
Principal payments received on notes receivable	174	438	510	1,142
Net cash provided by investing activities	1,495	1,145	2,209	3,471
Financing activities:
Borrowings under non-recourse debt	—	1,328	—	3,189
Repayments under non-recourse debt	(1,946)	(2,486)	(4,064)	(4,906)
Distributions to Other Members	(1,885)	(1,887)	(3,772)	(3,774)
Distributions to Managing Member	(153)	(153)	(306)	(306)
Repurchase or rescissions of Units	(63)	—	(63)	—
Net cash used in financing activities	(4,047)	(3,198)	(8,205)	(5,797)
Net (decrease) increase in cash and cash equivalents	(821)	719	(1,670)	2,605
Cash and cash equivalents at beginning of period	5,797	4,976	6,646	3,090
Cash and cash equivalents at end of period	$4,976	$5,695	$4,976	$5,695

ATEL 14, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$106	$158	$224	$325
Cash paid during the period for taxes	$66	$47	$68	$49
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$814	$816	$814	$816
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Improvements to equipment on operating leases	$—	$7	$—	$7

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

As of June 30, 2015, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,370,015 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”).

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America and Europe. For the six months ended June 30, 2015 and 2014, and as of June 30, 2015 and December 31, 2014, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $333 thousand and $318 thousand of purchased securities at June 30, 2015 and December 31, 2014, respectively. There were no sales or dispositions of securities during the respective three and six months ended June 30, 2015 and 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and six months ended June 30, 2015, the Company recorded unrealized gains of $1 thousand and $17 thousand on fair valuation of its warrants. By comparison, during the three months ended June 30, 2014, the Company recorded unrealized losses of $101 thousand on fair valuation of its warrants. Such amount also represents total unrealized losses for the six months ended June 30, 2014. The unrealized gains recorded during the current year period increased the estimated fair value of the Company’s portfolio of warrants to $612 thousand at June 30, 2015 from $595 thousand at December 31, 2014. In addition, the Company realized $8 thousand of gains from the net exercise of warrants during the three months ended June 30, 2015. Such amount also represents total gains for the six months ended June 30, 2015. By comparison, during the prior year three- and six-month periods, the Company realized $51 thousand and $57 thousand of gains from the net exercise of warrants.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at June 30, 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The two notes fully paid in February 2015 were originally placed on nonaccrual status during the second quarter of 2014. Such notes had net recorded investments approximating $85 thousand and $105 thousand as of December 31, 2014 and were considered impaired relative to their payment terms. The terms of these notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $18 thousand from June 2014 to February 2015. The notes remained current with respect to their restructured terms; and, management has determined that no adjustment was necessary to reflect fair value through their termination dates. The Fund recognized gains totaling $88 thousand from the February 24, 2015 settlement of the two notes on proceeds of $199 thousand.

The two notes remaining on non-accrual status as of June 30, 2015 had a combined net recorded investment of $105 thousand and $111 thousand as of June 30, 2015 and December 31, 2014, respectively. Both notes have a stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During the first quarter of 2015, the Company recorded $33 thousand of fair value adjustments. As of June 30, 2015, management continued to deem the notes impaired. However, there were no additional fair value adjustments at June 30, 2015. As of the same date, the fair value of such notes was $72 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, an additional modification was made to the notes which extended the interest only payments through October 31, 2015. As of November 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $6 thousand from December 2014 to June 2015.

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$520
Year ending December 31, 2016	401
921
Less: portion representing unearned interest income	(91)
830
Unamortized initial direct costs	1
Less: allowance for credit losses	(33)
Notes receivable, net	$798

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$1	$5	$2	$9
IDC amortization – lease assets	18	26	39	53
Total	$19	$31	$41	$62

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$15	$—	$—	$15
Reversal of provision for credit losses	—	—	(10)	—	—	(10)
Balance December 31, 2014	—	—	5	—	—	5
Provision for credit losses	—	—	4	33	—	37
Balance June 30, 2015	$—	$—	$9	$33	$—	$42

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

As of June 30, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$33	$—	$33
Ending balance: individually evaluated for impairment	$33	$—	$33
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$831[1]	$128	$959
Ending balance: individually evaluated for impairment	$831	$128	$959
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,454[2]	$296	$1,750
Ending balance: individually evaluated for impairment	$1,454	$296	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $3 of unamortized initial direct costs.

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

At June 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$663	$1,149	$128	$296
Special mention	62	302	—	—
Substandard	105	—	—	—
Doubtful	—	—	—	—
Total	$830	$1,451	$128	$296

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	105	105	33	107	—
Total	$105	$105	$33	$107	$—

There were no impaired loans as of December 31, 2014.

At June 30, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

June 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$830	$830	$—
Finance leases	—	—	—	—	128	128	—
Total	$—	$—	$—	$—	$958	$958	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—
Finance leases	—	—	—	—	296	296	—
Total	$—	$—	$—	$—	$1,747	$1,747	$—

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at June 30, 2015 (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$48,600	$(1,058)	$(4,418)	$43,124
Net investment in direct financing leases	296	(8)	(160)	128
Assets held for sale or lease, net	101	79	—	180
Initial direct costs, net of accumulated amortization of $232 at June 30, 2015 and $277 at December 31, 2014	111	—	(39)	72
Total	$49,108	$(987)	$(4,617)	$43,504

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

As a result of these reviews, the Company determined that no impairment losses existed during the first six months of 2015. By comparison, during the first six months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain impaired off-lease computer hardware.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.1 million and $2.7 million for the respective three months ended June 30, 2015 and 2014, and $4.4 million and $5.4 million for the respective six months ended June 30, 2015 and 2014.

IDC amortization expense related to operating leases and direct financing leases totaled $18 thousand and $26 thousand for the respective three months ended June 30, 2015 and 2014, and $39 thousand and $53 thousand for the respective six months ended June 30, 2015 and 2014. (See Note 3).

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	19,079	21	(263)	18,837
Manufacturing	7,858	—	(22)	7,836
Transportation	8,028	—	(296)	7,732
Materials handling	11,074	—	(3,747)	7,327
Construction	5,353	—	—	5,353
Research	2,250	—	—	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	27	—	(27)	—
Other	119	—	1	120
	74,169	21	(4,354)	69,836
Less accumulated depreciation	(25,569)	(4,418)	3,275	(26,712)
Total	$48,600	$(4,397)	$(1,079)	$43,124

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 40% and 39% of the assets’ original cost at June 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at June 30, 2015 and December 31, 2014.

All of the Company’s leased property was acquired during the years from 2010 through 2015.

Direct financing leases:

As of June 30, 2015, investment in direct financing leases consists of various types of materials handling and computer-related equipment. As of December 31, 2014, such investment consisted of various types of materials handling, computer-related equipment and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$132	$306
Estimated residual values of leased equipment (unguaranteed)	3	11
Investment in direct financing leases	135	317
Less unearned income	(7)	(21)
Net investment in direct financing leases	$128	$296

As of June 30, 2015 and December 31, 2014, there were no investments in direct financing leases in non-accrual status.

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$4,262	$111	$4,373
Year ending December 31, 2016	6,037	21	6,058
2017	4,825	—	4,825
2018	3,541	—	3,541
2019	1,004	—	1,004
	$19,669	$132	$19,801

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and six months ended June 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$318	$390	$684	$774
Asset management fees to Managing Member	169	189	321	385
Acquisition and initial direct costs paid to Managing Member	—	80	—	165
	$487	$659	$1,005	$1,324

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.47% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross operating lease rentals totaled approximately $15.9 million over the remaining lease terms; and the carrying value of the pledged assets is $35.7 million. The notes mature at various dates from 2015 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2015	$2,918	$179	$3,097
Year ending December 31, 2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$15,215	$694	$15,909

8. Long-term debt:

As of June 30, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of June 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2015	December 31, 2014
Total available under the financing arrangement	$41,067	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,120)	(1,150)
Total remaining available under the venture, acquisition and warehouse facilities	$39,947	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.5 million, 0.55 to 1, and 22.24 to 1, respectively, as of June 30, 2015. As such, as of June 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2015 and December 31, 2014.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of June 30, 2015, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2015 and December 31, 2014.

10. Commitments:

At June 30, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,370,015 Units and 8,386,015 were issued and outstanding at June 30, 2015 and December 31, 2014, including the 50 Units issued to the initial Member (Managing Member), respectively. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions declared	$1,883	$1,887	$3,770	$3,774
Weighted average number of Units outstanding	8,385,839	8,386,015	8,385,927	8,386,015
Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.45

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. In addition, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during the six months ended June 30, 2015 and those of impaired off-lease assets during 2014.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio approximated $612 thousand and $595 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$595
Unrealized gain on warrants, net recorded during the period	17
Balance at June 30, 2015	$612

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first six months of 2015, the Company recorded fair value adjustments totaling $33 thousand relative to two impaired notes. Such adjustment was recorded during the first quarter of 2015. The Company had no fair value adjustments relative to impaired notes receivable during the first six months of 2014 and through December 31, 2014.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2015 (in thousands):

	June 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$72	$—	$—	$72

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired off-lease equipment

During the first six months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired. There were no such adjustments during the first six months of 2015.

The fair value adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. The fair value adjustments recorded during the first six months of 2014 represents total adjustments for 2014. As of the third quarter of 2014, all previously impaired off-lease equipment had been disposed.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.15 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.12 – 7.59
			Risk-free interest rate	0.31% – 2.12%
			Annualized volatility	14.84% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$4,900 – $66,200
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 8.09
			Risk-free interest rate	0.50% – 2.04%
			Annualized volatility	15.88% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,976	$4,976	$—	$—	$4,976
Notes receivable, net	798	—	—	798	798
Investment in securities	333	—	—	333	333
Fair value of warrants	612	—	—	612	612
Financial liabilities:
Non-recourse debt	15,215	—	—	15,295	15,295
Long-term debt	2,068	—	—	2,230	2,230

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

	Fair Value Measurements at Decemeber 31, 2014
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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of June 30, 2015, 8,370,015 Units were issued and outstanding.

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

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $200 thousand and a net loss of $320 thousand for the three months ended June 30, 2015 and 2014, respectively. Results for the second quarter of 2015 reflect decreases in both total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 decreased by $353 thousand, or 10%, as compared to the prior year period. Such decrease was largely due to reductions in operating lease revenues, interest on notes receivable and gain on sales or dispositions of securities offset, in part, by an increase in gains on sales of lease assets and early termination of notes receivable and a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014.

The decrease in operating lease revenues totaled $574 thousand and was mainly due to run-off and dispositions of lease assets. Interest on notes receivables was reduced by $52 thousand largely due to the early termination of certain notes, coupled with the impact of scheduled loan amortization; and gain on sales or dispositions of securities declined by $43 thousand primarily as a result of lower gains recognized on the net exercise of certain warrants.

Partially offsetting the aforementioned decreases in revenues was a $218 thousand increase in gains on sales of lease assets and early termination of notes receivable and a $102 thousand favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014. The increase in gains recognized on sales of lease assets and early termination of notes receivable was attributable to higher volume, the mix of lease assets sold and the higher amounts of loans that were settled before their scheduled maturity. The favorable change in the fair value of the Fund’s portfolio of warrants was a result of the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Expenses

Total expenses for the second quarter of 2015 decreased by $873 thousand, or 22%, as compared to the prior year period. Such decrease was primarily a result of decreases in depreciation expense, acquisition expense, costs reimbursed to the Managing Member, railcar maintenance costs and interest expense.

The decrease in depreciation expense totaled $537 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense decreased by $80 thousand largely due to a decline in lease acquisition and loan funding activities coupled with a lower level of spending related to identifying potential acquisition and funding transactions. Costs reimbursed to the Managing Member were reduced by $72 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base. Moreover, railcar maintenance costs were lower by $54 thousand primarily due to railcar sales and a decline in required maintenance and repairs on the Fund’s remaining railcars; and, interest expense decreased by $50 thousand due to an $8.6 million decline in outstanding debt since June 30, 2014.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $143 thousand and a net loss of $156 thousand for the six months ended June 30, 2015 and 2014, respectively. Results for the first half of 2015 reflect decreases in both total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 decreased by $1.3 million, or 17%, as compared to the prior year period. Such decrease was largely due to reductions in operating lease revenues, gain on sales of lease assets and early termination of notes receivable, interest on notes receivable and gain on sales or dispositions of securities offset, in part, by a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014.

The decrease in operating lease revenues totaled $1.1 million and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable decreased by $160 thousand largely due to a change in the mix of assets sold. The prior period amount included $471 thousand of gains recognized on the sale of 95 railcars for scrap; no comparable transaction occurred during the current year period.

In addition, interest on notes receivables was reduced by $123 thousand largely due to the early termination of certain notes and the impact of scheduled loan amortization, which resulted in an approximate $1.4 million decrease in notes receivable since June 30, 2014. Finally, gain on sales or dispositions of securities declined by $49 thousand primarily as a result of lower gains recognized on the net exercise of certain warrants.

Partially offsetting the aforementioned decreases in revenue was a $118 thousand favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014. Such favorable change was a result of the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Expenses

Total operating expenses for the first half of 2015 decreased by $1.6 million, or 20%, as compared to the prior year period. The decrease in total expenses was largely a result of reductions in depreciation expense, acquisition expense, railcar maintenance costs, interest expense, costs reimbursements and asset management fees paid to the Manager.

The decrease in depreciation expense totaled $1.0 million and was largely a result of run-off and sales of lease assets. Acquisition expense declined by $165 thousand primarily due to a decline in lease acquisition and loan funding activities and a lower level of spending related to identifying potential acquisition and funding transactions; and, railcar maintenance costs were lower by $104 thousand mainly due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars.

Moreover, interest expense decreased by $94 thousand due to an $8.6 million reduction in outstanding debt since June 30, 2014. Cost reimbursements paid to the Manager declined by $90 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base; and, asset management fees paid to the Manager was reduced by $64 thousand largely due to a decrease in managed assets and related rents.

Capital Resources and Liquidity

At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $5.0 million and $6.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,731	$2,772	$4,326	$4,931
Investing activities	1,495	1,145	2,209	3,471
Financing activities	(4,047)	(3,198)	(8,205)	(5,797)
Net (decrease) increase in cash and cash equivalents	$(821)	$719	$(1,670)	$2,605

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.2 million and $646 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended June 30, 2015 and 2014. During the prior year period, the Company also utilized borrowings totaling $1.3 million.

During the same comparative periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to repay debt. Distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the three months ended June 30, 2015 and 2014; while cash used to repay debt totaled $1.9 million and $2.5 million for the respective three months ended June 30, 2015 and 2014.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.6 million and $2.2 million of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective six months ended June 30, 2015 and 2014. During the prior year period, the Company also utilized borrowings totaling $3.2 million.

During the same comparative periods, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $4.1 million and $4.9 million for the respective six months ended June 30, 2015 and 2014; while distributions paid to both Other Members and Managing Member totaled $4.1 million for each of the aforementioned six month-periods.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. Such Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $31.5 million, 0.55 to 1, and 22.24 to 1, respectively, as of June 30, 2015. As such, as of June 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2015 (in thousands):

Net income – GAAP basis	$1,073
Interest expense	570
Depreciation and amortization	9,303
Amortization of initial direct costs	89
Impairment losses	25
Reversal of provision for credit losses	(4)
Unrealized loss on fair valuation of warrants	71
Principal payments received on direct financing leases	331
Principal payments received on notes receivable	1,220
EBITDA (for Credit Facility financial covenant calculation only)	$12,678

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

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $15.2 million and $19.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2015, and paid through June 30, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – May 2015	Jan – Jun 2015	3,772		—		3,772		0.45	8,386,015
		$33,290		$—		$33,290		$4.92
Source of distributions
Lease and loan payments received		$31,290	93.99%	$—	0.00%	$31,290	93.99%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	6.01%	—	0.00%	2,000	6.01%
		$33,290	100.00%	$—	0.00%	$33,290	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014 and December 1, 2014 — May 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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