Form 10-Q
period 2015-09-30
ATEL 14, LLC
filed 2015-11-12
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 8,367,055

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,732	$6,646
Accounts receivable, net of allowance for doubtful accounts of $18 at September 30, 2015 and $5 at December 31, 2014	139	175
Notes receivable, net of unearned interest income of $72 and allowance for credit losses of $63 at September 30, 2015 and net of unearned interest income of $209 and allowance for credit losses of $0 at December 31, 2014	528	1,454
Investment in securities	333	318
Fair value of warrants	588	595
Investments in equipment and leases, net of accumulated depreciation of $28,599 at September 30, 2015 and $25,888 at December 31, 2014	41,282	49,108
Due from affiliates	—	154
Prepaid expenses and other assets	101	105
Total assets	$46,703	$58,555
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$74	$66
Affiliates	39	—
Accrued distributions to Other Members	813	816
Other	259	285
Deposits due lessees	—	25
Non-recourse debt	13,549	19,279
Long-term debt	2,068	2,068
Unearned operating lease income	382	516
Total liabilities	17,184	23,055
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	29,519	35,500
Total Members’ capital	29,519	35,500
Total liabilities and Members’ capital	$46,703	$58,555

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,708	$3,316	$8,566	$10,255
Direct financing leases	3	14	18	45
Interest on notes receivable	17	51	71	228
Gain on sales of lease assets and early termination of notes receivable	35	869	483	1,477
Gain on sales or dispositions of investment in securities	—	22	8	79
Unrealized loss on fair valuation of warrants	(24)	(144)	(7)	(245)
Other	23	13	48	28
Total revenues	2,762	4,141	9,187	11,867
Expenses:
Depreciation of operating lease assets	1,921	2,556	6,339	7,992
Asset management fees to Managing Member	136	181	457	566
Acquisition expense	—	138	—	303
Cost reimbursements to Managing Member and/or affiliates	282	393	966	1,167
Provision for (reversal of) credit losses	39	(21)	76	10
Impairment losses on equipment	—	—	—	42
Amortization of initial direct costs	15	25	56	87
Interest expense	112	162	372	516
Professional fees	13	21	104	117
Outside services	18	12	52	50
Taxes on income and franchise fees	23	5	68	20
Bank charges	24	50	108	149
Railcar maintenance	73	73	251	355
Other	46	37	135	140
Total expenses	2,702	3,632	8,984	11,514
Net income	$60	$509	$203	$353
Net income (loss):
Managing Member	$152	$153	$458	$459
Other Members	(92)	356	(255)	(106)
	$60	$509	$203	$353
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$0.04	$(0.03)	$(0.01)
Weighted average number of Units outstanding	8,368,927	8,386,015	8,380,198	8,386,015

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	8,386,015	$42,886	$—	$42,886
Distributions to Other Members ($0.90 per Unit)	—	(7,548)	—	(7,548)
Distributions to Managing Member	—	—	(612)	(612)
Net income	—	162	612	774
Balance December 31, 2014	8,386,015	35,500	—	35,500
Repurchase of Units	(18,960)	(74)	—	(74)
Distributions to Other Members ($0.67 per Unit)	—	(5,652)	—	(5,652)
Distributions to Managing Member	—	—	(458)	(458)
Net (loss) income	—	(255)	458	203
Balance September 30, 2015 (Unaudited)	8,367,055	$29,519	$—	$29,519

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net income	$60	$509	$203	$353
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(35)	(869)	(483)	(1,477)
Depreciation of operating lease assets	1,921	2,556	6,339	7,992
Amortization of initial direct costs	15	25	56	87
Provision for (reversal of) credit losses	39	(21)	76	10
Impairment losses on equipment	—	—	—	42
Gain on sales or dispositions of investment in securities	—	(22)	(8)	(79)
Unrealized loss on fair valuation of warrants	24	144	7	245
Changes in operating assets and liabilities:
Accounts receivable	20	112	23	72
Prepaid expenses and other assets	—	(33)	4	3
Accounts payable, Managing Member	(26)	—	8	—
Accounts payable, other	16	19	(26)	22
Accrued liabilities, affiliates	13	(31)	193	1
Deposits due lessees	(21)	—	(25)	—
Unearned operating lease income	(119)	3	(134)	52
Net cash provided by operating activities	1,907	2,392	6,233	7,323
Investing activities:
Purchases of equipment and improvements on operating leases	—	(15)	(21)	(105)
Purchase of securities	—	—	(15)	(25)
Proceeds from sales of lease assets and early termination of notes receivable	282	491	1,849	2,719
Principal payments received on direct financing leases	98	86	258	245
Proceeds from sales or dispositions of investment in securities	—	22	8	79
Principal payments received on notes receivable	181	311	691	1,453
Net cash provided by investing activities	561	895	2,770	4,366
Financing activities:
Borrowings under non-recourse debt	—	—	—	3,189
Repayments under non-recourse debt	(1,666)	(2,429)	(5,730)	(7,335)
Distributions to Other Members	(1,883)	(1,887)	(5,655)	(5,661)
Distributions to Managing Member	(152)	(153)	(458)	(459)
Repurchase or rescissions of Units	(11)	—	(74)	—
Net cash used in financing activities	(3,712)	(4,469)	(11,917)	(10,266)
Net (decrease) increase in cash and cash equivalents	(1,244)	(1,182)	(2,914)	1,423
Cash and cash equivalents at beginning of period	4,976	5,695	6,646	3,090
Cash and cash equivalents at end of period	$3,732	$4,513	$3,732	$4,513

ATEL 14, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$94	$145	$318	$470
Cash paid during the period for taxes	$2	$—	$70	$49
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$813	$816	$813	$816
Distributions payable to Managing Member at period-end	$66	$66	$66	$66
Improvements to equipment on operating leases	$—	$7	$—	$7
Amount due from sale of lease assets	$—	$3,185	$—	$3,185

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

As of September 30, 2015, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,367,055 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America and Europe. For the nine months ended September 30, 2015 and 2014, and as of September 30, 2015 and December 31, 2014, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $333 thousand and $318 thousand of purchased securities at September 30, 2015 and December 31, 2014, respectively. There were no sales or dispositions of securities during the three and nine months ended September 30, 2015 and 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2015, the Company recorded unrealized losses of $24 thousand and $7 thousand on fair valuation of its warrants. By comparison, during the respective three and nine months ended September 30, 2014, the Company recorded unrealized losses of $144 thousand and $245 thousand on fair valuation of its warrants. The unrealized losses recorded during the current year period decreased the estimated fair value of the Company’s portfolio of warrants to $588 thousand at September 30, 2015 from $595 thousand at December 31, 2014. In addition, the Company realized $8 thousand of gains from the net exercise of warrants during the nine months ended September 30, 2015, none of which was recognized during the current year third quarter. By comparison, during the prior year three- and nine-month periods, the Company realized $22 thousand and $79 thousand, respectively, of gains from the net exercise of warrants.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The original terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 12.35% to 18.00% per annum. The notes are generally secured by the equipment financed. The notes mature from 2015 through 2016.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at September 30, 2015.

The two notes fully paid in February 2015 were originally placed on non-accrual status during the second quarter of 2014. Such notes had net recorded investments approximating $85 thousand and $105 thousand as of December 31, 2014 and were considered impaired relative to their payment terms. The terms of these notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these notes have been fully applied against the principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $18 thousand from September 2014 to February 2015. The notes remained current with respect to their restructured terms; and, management has determined that no adjustment was necessary to reflect fair value through their termination dates. The Fund recognized gains totaling $88 thousand from the February 24, 2015 settlement of the two notes on proceeds of $199 thousand.

The two notes remaining on non-accrual status as of September 30, 2015 had a combined net recorded investment of $102 thousand and $111 thousand as of September 30, 2015 and December 31, 2014, respectively. Both notes have a stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During the first quarter of 2015, management continued to deem the notes impaired and recorded fair value adjustments totaling $33 thousand. Additional fair value adjustments were recorded during the third quarter of 2015 totaling a combined $30 thousand which brought the nine-month total to $63 thousand. As of September 30, 2015, the fair value of such notes totaled $39 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, an additional modification was made to the notes which extended the interest only payments through October 31, 2015. As of November 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $7 thousand from December 2014 to September 2015.

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$287
Year ending December 31, 2016	375
662
Less: portion representing unearned interest income	(72)
590
Unamortized initial direct costs	1
Less: allowance for credit losses	(63)
Notes receivable, net	$528

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$—	$2	$2	$11
IDC amortization – lease assets	15	23	54	76
Total	$15	$25	$56	$87

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$15	$—	$—	$15
Reversal of provision for credit losses	—	—	(10)	—	—	(10)
Balance December 31, 2014	—	—	5	—	—	5
Provision for credit losses	—	—	13	63	—	76
Balance September 30, 2015	$—	$—	$18	$63	$—	$81

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

As of September 30, 2015 and December 31, 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$63	$—	$63
Ending balance: individually evaluated for impairment	$63	$—	$63
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$591[1]	$41	$632
Ending balance: individually evaluated for impairment	$591	$41	$632
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,454[2]	$296	$1,750
Ending balance: individually evaluated for impairment	$1,454	$296	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $3 of unamortized initial direct costs.

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

At September 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$488	$1,149	$41	$296
Special mention	—	302	—	—
Substandard	102	—	—	—
Doubtful	—	—	—	—
Total	$590	$1,451	$41	$296

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	102	102	63	105	—
Total	$102	$102	$63	$105	$—

There were no impaired loans as of December 31, 2014.

At September 30, 2015 and December 31, 2014, the investment in financing receivables is aged as follows (in thousands):

September 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$590	$590	$—
Finance leases	6	—	—	6	35	41	—
Total	$6	$—	$—	$6	$625	$631	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—
Finance leases	—	—	—	—	296	296	—
Total	$—	$—	$—	$—	$1,747	$1,747	$—

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at September 30, 2015 (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2015
Net investment in operating leases	$48,600	$(1,411)	$(6,339)	$40,850
Net investment in direct financing leases	296	3	(258)	41
Assets held for sale or lease, net	101	233	—	334
Initial direct costs, net of accumulated amortization of $203 at September 30, 2015 and $277 at December 31, 2014	111	—	(54)	57
Total	$49,108	$(1,175)	$(6,651)	$41,282

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

As a result of these reviews, the Company determined that no impairment losses existed during the first nine months of 2015. By comparison, during the first nine months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain impaired off-lease computer hardware.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.9 million and $2.6 million for the respective three months ended September 30, 2015 and 2014, and $6.3 million and $8.0 million for the respective nine months ended September 30, 2015 and 2014.

IDC amortization expense related to operating leases and direct financing leases totaled $15 thousand and $23 thousand for the respective three months ended September 30, 2015 and 2014, and $54 thousand and $76 thousand for the respective nine months ended September 30, 2015 and 2014. (See Note 3).

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance September 30, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	19,079	21	(263)	18,837
Manufacturing	7,858	—	(22)	7,836
Transportation	8,028	—	(512)	7,516
Materials handling	11,074	—	(3,893)	7,181
Construction	5,353	—	(949)	4,404
Research	2,250	—	—	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	27	—	(27)	—
Other	119	—	(6)	113
	74,169	21	(5,672)	68,518
Less accumulated depreciation	(25,569)	(6,339)	4,240	(27,668)
Total	$48,600	$(6,318)	$(1,432)	$40,850

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 40% and 39% of the assets’ original cost at September 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at September 30, 2015 and December 31, 2014.

All of the Company’s leased property was acquired during the years from 2010 through 2015.

Direct financing leases:

As of September 30, 2015, investment in direct financing leases consists of various types of materials handling equipment. As of December 31, 2014, such investment consisted of various types of materials handling, computer-related equipment and cleaning and maintenance equipment. The components of the Company’s investment in direct financing leases as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Total minimum lease payments receivable	$31	$306
Estimated residual values of leased equipment (unguaranteed)	13	11
Investment in direct financing leases	44	317
Less unearned income	(3)	(21)
Net investment in direct financing leases	$41	$296

As of September 30, 2015 and December 31, 2014, there were no investments in direct financing leases in non-accrual status.

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2015	$1,939	$10	$1,949
Year ending December 31, 2016	6,072	21	6,093
2017	4,842	—	4,842
2018	3,541	—	3,541
2019	1,004	—	1,004
	$17,398	$31	$17,429

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$282	$393	$966	$1,167
Asset management fees to Managing Member	136	181	457	566
Acquisition and initial direct costs paid to Managing Member	—	138	—	303
	$418	$712	$1,423	$2,036

7. Non-recourse debt:

At September 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.50% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2015, gross operating lease rentals totaled approximately $14.1 million over the remaining lease terms; and the carrying value of the pledged assets is $28.0 million. The notes mature at various dates from 2015 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2015	$1,252	$85	$1,337
Year ending December 31, 2016	4,136	270	4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$13,549	$600	$14,149

8. Long-term debt:

As of September 30, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of September 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(11,807)	(1,150)
Total remaining available under the venture, acquisition and warehouse facilities	$63,193	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.5 million, 0.53 to 1, and 21.92 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

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

There were no borrowings under the Warehouse Facility as of September 30, 2015 and December 31, 2014.

10. Commitments:

At September 30, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,367,055 Units and 8,386,015 Units were issued and outstanding at September 30, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions declared	$1,882	$1,887	$5,652	$5,661
Weighted average number of Units outstanding	8,368,927	8,386,015	8,380,198	8,386,015
Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.68

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. In addition, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during the nine months ended September 30, 2015 and those of impaired off-lease assets during 2014.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2015 and December 31, 2014, the calculated fair value of the Fund’s warrant portfolio approximated $588 thousand and $595 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$595
Unrealized loss on warrants, net recorded during the period	(7)
Balance at September 30, 2015	$588

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first nine months of 2015, the Company recorded fair value adjustments totaling $63 thousand relative to two impaired notes. Of such amount, a total of $30 thousand was recorded during the third quarter of 2015. The Company had no fair value adjustments relative to impaired notes receivable during the first nine months of 2014 and through December 31, 2014.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2015 (in thousands):

	September 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$39	$—	$—	$39

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired off-lease equipment

During the first nine months of 2014, the Company recorded fair value adjustments totaling $42 thousand to reduce the cost basis of certain off-lease equipment (assets) deemed impaired. Such adjustments were all recorded prior to the third quarter of 2014. By comparison, there were no fair value adjustments during the first nine months of 2015.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.15 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	0.87 – 7.34
			Risk-free interest rate	0.25% – 1.78%
			Annualized volatility	13.63% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 8.09
			Risk-free interest rate	0.50% – 2.04%
			Annualized volatility	15.88% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,732	$3,732	$—	$—	$3,732
Notes receivable, net	528	—	—	528	528
Investment in securities	333	—	—	333	333
Fair value of warrants	588	—	—	588	588
Financial liabilities:
Non-recourse debt	13,549	—	—	13,644	13,644
Long-term debt	2,068	—	—	2,258	2,258

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of September 30, 2015, 8,367,055 Units were issued and outstanding.

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

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company had net income of $60 thousand and $509 thousand for the three months ended September 30, 2015 and 2014, respectively. Results for the third quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 decreased by $1.4 million, or 33%, as compared to the prior year period. Such decrease was largely due to reductions in gains on sales of lease assets and early termination of notes receivable and operating lease revenues offset, in part, by a period over period decrease in unrealized losses recorded on the Fund’s portfolio of warrants.

Gains on sales of lease assets and early termination of notes receivable declined by $834 thousand primarily due to $680 thousand of gains realized during the prior year period relative to the sale of two drill rigs associated with a terminated lease. Operating lease revenues decreased by $608 thousand mainly due to run-off and dispositions of lease assets.

Partially offsetting the aforementioned decreases in revenues was a $120 thousand increase attributable to a period over period decline in unrealized losses recorded on the Fund’s portfolio of warrants, resulting from the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Expenses

Total expenses for the third quarter of 2015 decreased by $930 thousand, or 26%, as compared to the prior year period. Such decrease was primarily a result of decreases in depreciation expense, acquisition expense, costs reimbursed to the Managing Member and interest expense offset, in part, by an increase in the provision for credit losses.

The decrease in depreciation expense totaled $635 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense decreased by $138 thousand largely due to a decline in lease acquisition and loan funding activities coupled with a lower level of spending related to identifying potential acquisition and funding transactions. Costs reimbursed to the Managing Member were reduced by $111 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base; and, interest expense decreased by $50 thousand due to a $7.8 million decline in outstanding debt since September 30, 2014.

Partially offsetting the aforementioned decreases in expenses was a $60 thousand increase in the provision for credit losses. Such increase was largely attributable to the fair value adjustments recorded on two impaired notes.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company had net income of $203 thousand and $353 thousand for the nine months ended September 30, 2015 and 2014, respectively. Results for the first nine months of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 decreased by $2.7 million, or 23%, as compared to the prior year period. Such decrease was largely due to reductions in operating lease revenues, gain on sales of lease assets and early termination of notes receivable, interest on notes receivable and gain on sales or dispositions of investment in securities offset, in part, by a period over period reduction in unrealized losses recorded on the Fund’s portfolio of warrants.

The decrease in operating lease revenues totaled $1.7 million and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable decreased by $994 thousand largely due to a change in the mix of assets sold. The prior period amount included $1.2 million of gains recognized on the sale of two drill rigs associated with a terminated lease and 99 railcars for scrap; no comparable transaction occurred during the current year period.

In addition, interest on notes receivable was reduced by $157 thousand largely due to the early termination of certain notes and the impact of scheduled loan amortization, which resulted in an approximate $1.3 million decrease in notes receivable since September 30, 2014. Finally, gain on sales or dispositions of investment in securities declined by $71 thousand primarily as a result of lower gains recognized on the net exercise of certain warrants.

Partially offsetting the aforementioned decreases in revenue was a $238 thousand increase caused by a period over period decline in unrealized losses recorded on the Fund’s portfolio of warrants, resulting from the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Expenses

Total operating expenses for the first nine months of 2015 decreased by $2.5 million, or 22%, as compared to the prior year period. The decrease in total expenses was largely a result of reductions in depreciation expense, acquisition expense, costs reimbursed to the Manager, interest expense, asset management fees paid to the Manager and railcar maintenance costs.

The decrease in depreciation expense totaled $1.7 million and was largely a result of run-off and sales of lease assets. Acquisition expense declined by $303 thousand primarily due to a decline in lease acquisition and loan funding activities and a lower level of spending related to identifying potential acquisition and funding transactions; and, costs reimbursed to the Manager declined by $201 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base.

Moreover, interest expense decreased by $144 thousand due to a $7.8 million reduction in outstanding debt since September 30, 2014. Asset management fees paid to the Manager were reduced by $109 thousand largely due to a decrease in managed assets and related rents; and, railcar maintenance costs were lower by $104 thousand mainly due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars.

Capital Resources and Liquidity

At September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $3.7 million and $6.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,907	$2,392	$6,233	$7,323
Investing activities	561	895	2,770	4,366
Financing activities	(3,712)	(4,469)	(11,917)	(10,266)
Net (decrease) increase in cash and cash equivalents	$(1,244)	$(1,182)	$(2,914)	$1,423

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $282 thousand and $491 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to repay debt. Distributions paid to both Other Members and Managing Member totaled $2.0 million for each of the three months ended September 30, 2015 and 2014; while cash used to repay debt totaled $1.7 million and $2.4 million for the respective three months ended September 30, 2015 and 2014.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.8 million and $2.7 million of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2015 and 2014. During the prior year period, the Company also utilized borrowings totaling $3.2 million.

During the same comparative periods, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $5.7 million and $7.3 million for the respective nine months ended September 30, 2015 and 2014; while distributions paid to both Other Members and Managing Member totaled $6.1 million for each of the aforementioned nine month-periods.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. Such Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $29.5 million, 0.53 to 1, and 21.92 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2015 (in thousands):

Net income – GAAP basis	$624
Interest expense	520
Depreciation and amortization	8,668
Amortization of initial direct costs	79
Impairment losses	67
Provision for credit losses	56
Unrealized gain on fair valuation of warrants	(49)
Principal payments received on direct financing leases	343
Principal payments received on notes receivable	1,090
EBITDA (for Credit Facility financial covenant calculation only)	$11,398

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

Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $13.5 million and $19.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2015.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2015, and paid through September 30, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Aug 2015	Jan – Sept 2015	5,655		—		5,655		0.67	8,382,172
		$35,173		$—		$35,173		$5.14
Source of distributions
Lease and loan payments received		$33,173	94.31%	$—	0.00%	$33,173	94.31%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	5.69%	—	0.00%	2,000	5.69%
		$35,173	100.00%	$—	0.00%	$35,173	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014 and December 1, 2014 — August 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, there were no commitments to fund investments in notes receivable and to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2015

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