Form 10-K
period 2015-12-31
ATEL 14, LLC
filed 2016-03-30
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 8,364,555.

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

As of December 31, 2015, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,367,055 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2015, the Company had purchased equipment with a total acquisition price of $93.4 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2015.

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

During 2015 and 2014, two lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Halliburton Overseas Limited	Marine vessel	22%	18%
Cummins	Materials handling	11%	13%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$22,217	23.80%
Marine	19,410	20.79%
Manufacturing	12,995	13.92%
Materials handling	12,994	13.92%
Transportation	8,148	8.73%
Construction	5,835	6.25%
Mining	4,830	5.17%
Research	4,766	5.11%
Other	2,159	2.31%
	$93,354	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$29,009	31.07%
Natural gas	24,240	25.97%
Wholesale, nondurable goods	8,910	9.54%
Agriculture	8,743	9.37%
Food products	4,651	4.98%
Transportation, rail	4,220	4.52%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.57%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.02%
	$93,354	100.00%

From inception to December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$6,645	$2,046	$6,047
Manufacturing	6,396	3,904	2,904
Mining	4,830	3,185	4,202
Transportation, rail	2,348	2,139	2,557
Research	2,314	722	1,929
Construction	571	203	504
Transportation, other	512	131	495
Other	1,136	93	1,307
	$24,752	$12,423	$19,945

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$2,905	23.78%
Manufacturing	2,496	20.43%
Research	1,807	14.79%
Vending equipment	1,000	8.19%
Furniture & fixtures	700	5.73%
Chemical processing	300	2.46%
Other	3,007	24.62%
	$12,215	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,950	32.34%
Business services	2,594	21.24%
Electronics	1,767	14.47%
Internet Services	1,097	8.98%
Refuse systems	1,000	8.19%
Chemicals/Allied products	946	7.74%
Health services	500	4.09%
Lab equipment	361	2.95%
	$12,215	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$2,906	$752	$2,770
Research	1,557	1,016	824
Furniture & fixtures	1,024	183	1,107
Vending equipment	1,000	855	351
Manufacturing	696	390	480
Chemical processing	300	—	385
Other	1,533	554	1,251
Other*	249	260	—
	$9,265	$4,010	$7,168
*	During the second quarter of 2013, the Company exchanged a $260 thousand note receivable for a like amount of direct equity investment in shares of the related borrower. The amount under the “Disposition Proceeds” column represents the net book value of the note receivable at the time of the exchange. There was no gain or loss generated from the transaction.

For further information regarding the Company’s notes receivable portfolio as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 2,187 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2015. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2015 valuation date. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $6.52 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions in December 2009. Additional distributions have been consistently made through December 31, 2015. The rate for monthly distributions from 2015 operations was $0.075 per Unit for the period from January through December 2015. Likewise, the rate for monthly distributions from 2014 operations was $0.075 per Unit for the period from January through December 2014. The rate for each of the quarterly distributions paid in 2015 and 2014 was $0.225 per Unit.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2015, and paid through December 31, 2015. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund on a cash basis from inception through December 31, 2015 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
		$37,053		$—		$37,053		$5.37
Source of distributions
Lease and loan payments received		$35,053	94.60%	$—	0.00%	$35,053	94.60%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		2,000	5.40%	—	0.00%	2,000	5.40%
		$37,053	100.00%	$—	0.00%	$37,053	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable periods.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the period from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, and December 1, 2014 – November 30, 2015, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of December 31, 2015, 8,367,055 Units were issued and outstanding.

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

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2015	2014
Natural gas	29%	26%
Manufacturing	25%	30%
Wholesale, nondurable goods	13%	12%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Halliburton Overseas Limited	Marine vessel	22%	18%
Cummins	Materials handling	11%	13%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015. The utilization percentage of existing assets under lease was 99% and 100% at December 31, 2015 and 2014, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2015 versus 2014

The Company had net income of $439 thousand and $774 thousand for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect decreases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2015 decreased by $3.4 million, or 22%, as compared to prior year. Such decrease was largely due to reductions in operating lease revenues, gain on sales of lease assets and early termination of notes receivable, and interest on notes receivable partially offset by a favorable change in unrealized losses recorded on the Fund’s portfolio of warrants.

The decrease in operating lease revenues totaled $2.1 million and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable declined by $1.4 million largely due to a change in the mix of assets sold. The prior year sales included $1.6 million of gains recognized on the sale of two drill rigs associated with a terminated lease and 162 railcars sold for scrap; no comparable transaction occurred during the current year period.

In addition, interest on notes receivable was reduced by $185 thousand largely due to the early termination of certain notes and the impact of scheduled loan amortization, which resulted in an approximate $1.1 million decrease in notes receivable since December 31, 2014.

Partially offsetting the aforementioned decreases in revenues was a $163 thousand favorable change in unrealized losses recorded on the Fund’s portfolio of warrants. Such favorable change was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Expenses

Total expenses for 2015 decreased by $3.1 million, or 21%, as compared to prior year. The decrease in total expenses was largely a result of reductions in depreciation expense, cost reimbursements to the Manager and/or affiliates, interest expense, asset management fees to the Managing Member and railcar maintenance costs. Such decreases in expenses were partially offset by an increase in the provision for credit losses.

The decrease in depreciation expense totaled $2.3 million and was largely a result of run-off and sales of lease assets. Costs reimbursed to the Manager declined by $345 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base; while interest expense decreased by $188 thousand as a result of a $7.0 million reduction in outstanding debt since December 31, 2014.

In addition, asset management fees paid to the Manager was reduced by $160 thousand largely due to a decrease in managed assets and related rents; and, railcar maintenance costs declined by $129 thousand primarily due to railcar sales and an overall decline in required maintenance and repairs on the Fund’s remaining railcars.

Partially offsetting the aforementioned decreases in expenses was a $78 thousand increase in the provision for credit losses. Such increase was primarily attributable to fair value adjustments recorded on two impaired notes receivable.

Capital Resources and Liquidity

At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $2.8 million and $6.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$7,961	$9,264
Investing activities	3,412	8,716
Financing activities	(15,202)	(14,424)
Net (decrease) increase in cash and cash equivalents	$(3,829)	$3,556

2015 versus 2014

During 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $2.3 million and $6.6 million of proceeds from sales of lease assets and/or the early termination of notes receivable. During the prior year, the company also utilized borrowings totaling $3.2 million.

During the same comparative years, cash was primarily used to pay distributions and repay debt. Distributions paid to both Other Members and the Managing Member totaled $8.1 million and $8.2 million for 2015 and 2014, respectively; while cash used to repay debt totaled $7.0 million and $9.5 million, respectively.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $27.7 million, 0.52 to 1, and 21.53 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2015 (in thousands):

Net income – GAAP basis	$439
Interest expense	476
Depreciation and amortization	8,034
Amortization of initial direct costs	67
Impairment losses	49
Provision for credit losses	68
Unrealized loss on fair valuation of warrants	26
Principal payments received on direct financing leases	267
Principal payments received on notes receivable	820
EBITDA (for Credit Facility financial covenant calculation only)	$10,246
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

Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, the Company had non-recourse long-term debt totaling $12.3 million and $19.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2015 and 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 29, 2016

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$2,817	$6,646
Accounts receivable, net of allowance for doubtful accounts of $10 at December 31, 2015 and $5 at December 31, 2014	154	175
Notes receivable, net of unearned interest income of $70 and allowance for credit losses of $63 at December 31, 2015 and net of unearned interest income of $209 and allowance for credit losses of $0 at December 31, 2014	398	1,454
Investment in securities	368	318
Fair value of warrants	569	595
Investments in equipment and leases, net of accumulated depreciation of $28,907 at December 31, 2015 and $25,888 at December 31, 2014	39,120	49,108
Due from Affiliates	—	154
Prepaid expenses and other assets	98	105
Total assets	$43,524	$58,555
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$75	$66
Affiliates	1	—
Accrued distributions to Other Members	813	816
Other	305	285
Deposits due lessees	—	25
Non-recourse debt	12,297	19,279
Long-term debt	2,068	2,068
Unearned operating lease income	243	516
Total liabilities	15,802	23,055
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	27,722	35,500
Total Members’ capital	27,722	35,500
Total liabilities and Members’ capital	$43,524	$58,555

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$11,095	$13,171
Direct financing leases	23	56
Interest on notes receivable	84	269
Gain on sales of lease assets and early termination of notes receivable	493	1,893
Gain on sales or dispositions of investment in securities	137	79
Unrealized loss on fair valuation of warrants	(26)	(189)
Other	69	32
Total revenues	11,875	15,311
Expenses:
Depreciation of operating lease assets	8,034	10,321
Asset management fees to Managing Member	573	733
Acquisition expense	—	63
Cost reimbursements to Managing Member and/or affiliates	1,190	1,535
Provision for (reversal of) credit losses	68	(10)
Impairment losses on equipment	49	67
Amortization of initial direct costs	67	110
Interest expense	476	664
Professional fees	130	136
Outside services	70	65
Taxes on income and franchise fees	90	25
Bank charges	135	195
Railcar maintenance	316	445
Other	238	188
Total expenses	11,436	14,537
Net income	$439	$774
Net income (loss):
Managing Member	$611	$612
Other Members	(172)	162
	$439	$774
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$0.02
Weighted average number of Units outstanding	8,376,885	8,386,015

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	8,386,015	$42,886	$—	$42,886
Distributions to Other Members ($0.90 per Unit)	—	(7,548)	—	(7,548)
Distributions to Managing Member	—	—	(612)	(612)
Net income	—	162	612	774
Balance December 31, 2014	8,386,015	35,500	—	35,500
Repurchase of Units	(18,960)	(74)	—	(74)
Distributions to Other Members ($0.90 per Unit)	—	(7,532)	—	(7,532)
Distributions to Managing Member	—	—	(611)	(611)
Net (loss) income	—	(172)	611	439
Balance December 31, 2015	8,367,055	$27,722	$—	$27,722

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net income	$439	$774
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(493)	(1,893)
Depreciation of operating lease assets	8,034	10,321
Amortization of initial direct costs	67	110
Provision for (reversal of) credit losses	68	(10)
Impairment losses on equipment	49	67
Gain on sales or dispositions of investment in securities	(137)	(79)
Unrealized loss on fair valuation of warrants	26	189
Changes in operating assets and liabilities:
Accounts receivable	16	74
Prepaid expenses and other assets	7	11
Accounts payable, Managing Member	9	—
Accounts payable, other	20	50
Accrued liabilities, affiliates	155	(479)
Deposits due lessees	(25)	—
Unearned operating lease income	(273)	129
Net cash provided by operating activities	7,962	9,264
Investing activities:
Improvements on operating leases	(21)	(139)
Purchase of securities	(16)	(25)
Proceeds from sales of lease assets and early termination of notes receivable	2,258	6,619
Principal payments received on direct financing leases	267	330
Proceeds from sales or dispositions of investment in securities	103	79
Principal payments received on notes receivable	820	1,852
Net cash provided by investing activities	3,411	8,716
Financing activities:
Borrowings under non-recourse debt	—	3,189
Repayments under non-recourse debt	(6,982)	(9,453)
Distributions to Other Members	(7,535)	(7,548)
Distributions to Managing Member	(611)	(612)
Repurchase or rescissions of Units	(74)	—
Net cash used in financing activities	(15,202)	(14,424)
Net (decrease) increase in cash and cash equivalents	(3,829)	3,556
Cash and cash equivalents at beginning of year	6,646	3,090
Cash and cash equivalents at end of year	$2,817	$6,646
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$403	$600
Cash paid during the year for taxes	$72	$49
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$813	$816
Distributions payable to Managing Member at year-end	$66	$66
Securities acquired through net exercise of warrants	$34	$—

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

As of December 31, 2015, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,367,055 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2015 and 2014, and as of December 31, 2015 and 2014, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $368 thousand and $318 thousand of purchased securities at December 31, 2015 and 2014, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2015 and 2014. There were also no sales or disposition of securities in 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $26 thousand and $189 thousand on fair valuation of its warrants during 2015 and 2014, respectively. The unrealized losses recorded during 2015 reduced the estimated fair value of the Company’s portfolio of warrants to $569 thousand at December 31, 2015 from $595 thousand at December 31, 2014. The Company also realized $137 thousand and $79 thousand of gains from the net exercise of warrants during 2015 and 2014, respectively.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the related provision for state income taxes was approximately $90 thousand and $25 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$27,722	$35,500
Tax basis of net assets (unaudited)	27,413	33,823
Difference	$309	$1,677

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income per financial statements	$439	$774
Tax adjustments (unaudited):
Adjustment to depreciation expense	320	(418)
Provision for losses and doubtful accounts	4	(10)
Adjustments to revenues	(48)	704
Adjustments to gain on sales of assets	669	2,173
Other	391	(283)
Income per federal tax return (unaudited)	$1,775	$2,940

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

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2015	2014
Natural gas	29%	26%
Manufacturing	25%	30%
Wholesale, nondurable goods	13%	12%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Halliburton Overseas Limited	Marine vessel	22%	18%
Cummins	Materials handling	11%	13%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2015, the original terms of the notes are from 36 to 42 months with interest at rates ranging from 12.35% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates in 2016.

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at December 31, 2015. The two notes fully paid in February 2015 were originally placed on non-accrual status during the second quarter of 2014. Such notes had net recorded investments approximating $85 thousand and $105 thousand as of December 31, 2014 and were considered impaired relative to their payment terms. The terms of these notes were modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at their original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these notes have been fully applied against the principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $18 thousand from September 2014 to February 2015. The notes remained current with respect to their restructured terms; and, management has determined that no adjustment was necessary to reflect fair value through their termination dates. The Fund recognized gains totaling $88 thousand from the February 24, 2015 settlement of the two notes on proceeds of $199 thousand.

The two notes remaining on non-accrual status as of December 31, 2015 had a combined net recorded investment of $99 thousand and $111 thousand as of December 31, 2015 and 2014, respectively. Both notes have a stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During 2015, management continued to deem the notes impaired and recorded fair value adjustments totaling $63 thousand. As of December 31, 2015, the fair value of such notes totaled $36 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $8 thousand from December 2014 to December 2015.

As of December 31, 2015, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2016	$531
531
Less: portion representing unearned interest income	(70)
461
Less: allowance for credit losses	(63)
Notes receivable, net	$398

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
IDC amortization – notes receivable	$3	$12
IDC amortization – lease assets	64	98
Total	$67	$110

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$15	$—	$—	$15
Reversal of provision for credit losses	—	—	(10)	—	—	(10)
Balance December 31, 2014	—	—	5	—	—	5
Provision for credit losses	—	—	5	63	—	68
Balance December 31, 2015	$—	$—	$10	$63	$—	$73

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As of December 31, 2015 and 2014, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$63	$—	$63
Ending balance: individually evaluated for impairment	$63	$—	$63
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$461	$62	$523
Ending balance: individually evaluated for impairment	$461	$62	$523
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,454 [1]	$296	$1,750
Ending balance: individually evaluated for impairment	$1,454	$296	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $3 of unamortized initial direct costs.

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

At December 31, 2015 and 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2015	2014	2015	2014
Pass	$362	$1,149	$62	$296
Special mention	—	302	—	—
Substandard	99	—	—	—
Doubtful	—	—	—	—
Total	$461	$1,451	$62	$296

As of December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	99	$99	$63	$104	$—
Total	$99	$99	$63	$104	$—

There were no impaired loans as of December 31, 2014.

At December 31, 2015 and 2014, the investment in financing receivables is aged as follows (in thousands):

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$461	$461	$—
Finance leases	—	—	—	—	62	62	—
Total	$—	$—	$—	$—	$523	$523	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,451	$1,451	$—
Finance leases	—	—	—	—	296	296	—
Total	$—	$—	$—	$—	$1,747	$1,747	$—

As of December 31, 2014, the Company had four notes receivable which were on non-accrual status, two of which were fully paid on February 24, 2015 with the remaining two still on non-accrual status at December 31, 2015 (See Note 4).

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$48,600	$(2,163)	$(8,034)	$38,403
Net investment in direct financing leases	296	33	(267)	62
Assets held for sale or lease, net	101	507	—	608
Initial direct costs, net of accumulated amortization of $96 at December 31, 2015 and $277 at December 31, 2014	111	—	(64)	47
Total	$49,108	$(1,623)	$(8,365)	$39,120

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

As a result of these reviews, the Company recorded $49 thousand and $67 thousand of fair value adjustments during 2015 and 2014, respectively, to reduce the cost basis of certain impaired off-lease research equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $8.0 million and $10.3 million for the years ended December 31, 2015 and 2014, respectively. IDC amortization expense related to the Company’s operating and direct financing leases totaled $64 thousand and $98 thousand for 2015 and 2014, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Improvements	Reclassifications or Dispositions	Balance December 31, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	19,079	21	(263)	18,837
Manufacturing	7,858	—	(26)	7,832
Transportation	8,028	—	(512)	7,516
Materials handling	11,074	—	(5,421)	5,653
Construction	5,353	—	(2,348)	3,005
Research	2,250	—	—	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Office automation	27	—	(27)	—
Other	119	—	—	119
	74,169	21	(8,597)	65,593
Less accumulated depreciation	(25,569)	(8,034)	6,413	(27,190)
Total	$48,600	$(8,013)	$(2,184)	$38,403

The average estimated residual value for assets on operating leases was 37% and 39% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating leases in non-accrual status at both December 31, 2015 and 2014.

Direct financing leases:

As of December 31, 2015, investment in direct financing leases consists of various types of materials handling equipment. As of December 31, 2014, such investment in direct financing leases consisted of various types of materials handling, computer-related and cleaning and maintenance equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Total minimum lease payments receivable	$94	$306
Estimated residual values of leased equipment (unguaranteed)	4	11
Investment in direct financing leases	98	317
Less unearned income	(36)	(21)
Net investment in direct financing leases	$62	$296

As of December 31, 2015 and 2014, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2016	$6,818	$46	$6,864
2017	5,562	26	5,588
2018	4,142	22	4,164
2019	1,004	—	1,004
	$17,526	$94	$17,620

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$1,190	$1,535
Asset management fees to Managing Member	573	733
Acquisition and initial direct costs paid to Managing Member	—	63
	$1,763	$2,331

8. Non-recourse debt:

At December 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.53% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2015, gross operating lease rentals totaled approximately $12.8 million over the remaining lease terms; and the carrying value of the pledged assets is $23.8 million. The notes mature at various dates from 2016 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2016	$4,136	$270	$4,406
2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$12,297	$515	$12,812

9. Long-term debt:

As of December 31, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of December 31, 2015 and 2014, borrowings under the Credit Facility were as follows (in thousands):

	2015	2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,090)	(1,150)
Total remaining available under the venture, acquisition and warehouse facilities	$73,910	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27.7 million, 0.52 to 1, and 21.53 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2015 and 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

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

As of December 31, 2015, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2015 and 2014.

11. Commitments:

At December 31, 2015, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

13. Members’ capital:

A total of 8,367,055 Units and 8,386,015 Units were issued and outstanding at December 31, 2015 and 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ capital: - (continued)

best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Distributions to the Other Members for the years ended December 31, 2015 and 2014 were as follows (in thousands except Units and per Unit data):

	2015	2014
Distributions declared	$7,532	$7,548
Weighted average number of Units outstanding	8,376,885	8,386,015
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. Such non-recurring adjustments reduced the cost basis of impaired equipment and notes receivable during 2015 and those of impaired equipment during 2014. All of the equipment impaired during 2014 were disposed of by the third quarter of 2014.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2015 and 2014, the calculated fair value of the Fund’s warrant portfolio approximated $569 thousand and $595 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$595
Unrealized loss on warrants, net recorded during the year	(26)
Balance at December 31, 2015	$569

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan.

During 2015, the Company recorded fair value adjustments totaling $63 thousand relative to two impaired notes. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There were no such adjustments during 2014.

Impaired off-lease equipment (non-recurring)

During 2015 and 2014, the Company recorded fair value adjustments totaling $49 thousand and $67 thousand, respectively, to reduce the cost basis of certain off-lease equipment (assets) deemed impaired. The fair value adjustments recorded during 2015 and 2014 were non-recurring.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. As previously mentioned, all equipment impaired during 2014 had been disposed of by the third quarter of 2014.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$36	$—	$—	$36
Impaired off-lease equipment	200	—	—	200

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1,000.00
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.62 – 7.01
			Risk-free interest rate	0.52% – 2.09%
			Annualized volatility	13.96% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$200,000 (total of $200,000)
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 8.09
			Risk-free interest rate	0.50% – 2.04%
			Annualized volatility	15.88% – 100.00%

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,817	$2,817	$—	$—	$2,817
Notes receivable, net	398	—	—	398	398
Investment in securities	368	—	—	368	368
Fair value of warrants	569	—	—	569	569
Financial liabilities:
Non-recourse debt	12,297	—	—	12,315	12,315
Long-term debt	2,068	—	—	2,248	2,248

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,646	$6,646	$—	$—	$6,646
Notes receivable, net	1,454	—	—	1,454	1,454
Investment in securities	318	—	—	318	318
Fair value of warrants	595	—	—	595	595
Financial liabilities:
Non-recourse debt	19,279	—	—	19,287	19,287
Long-term debt	2,068	—	—	2,170	2,170

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $73 thousand and $80 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.