Form 10-Q
period 2016-03-31
ATEL 14, LLC
filed 2016-05-16
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 8,364,555.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(In Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,618	$2,817
Accounts receivable, net of allowance for doubtful accounts of $25 at March 31, 2016 and $10 at December 31, 2015	176	154
Notes receivable, net of unearned interest income of $69 and allowance for credit losses of $69 at March 31, 2016 and net of unearned interest income of $70 and allowance for credit losses of $63 at December 31, 2015	257	398
Investment in securities	368	368
Fair value of warrants	576	569
Investments in equipment and leases, net of accumulated depreciation of $29,030 at March 31, 2016 and $28,907 at December 31, 2015	37,075	39,120
Prepaid expenses and other assets	101	98
Total assets	$41,171	$43,524
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$66	$75
Affiliates	74	1
Accrued distributions to Other Members	814	813
Other	371	305
Non-recourse debt	11,244	12,297
Long-term debt	2,068	2,068
Unearned operating lease income	263	243
Total liabilities	14,900	15,802
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,271	27,722
Total Members’ capital	26,271	27,722
Total liabilities and Members’ capital	$41,171	$43,524

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$2,495	$3,004
Direct financing leases	6	9
Interest on notes receivable	8	30
Gain on sales of lease assets and early termination of notes receivable	372	137
Unrealized gains on fair valuation of warrants	7	16
Other	3	19
Total revenues	2,891	3,215
Expenses:
Depreciation of operating lease assets	1,487	2,292
Asset management fees to Managing Member	130	152
Cost reimbursements to Managing Member and/or affiliates	215	366
Provision for credit losses	21	30
Impairment losses on equipment	50	—
Amortization of initial direct costs	7	22
Interest expense	96	136
Professional fees	91	74
Outside services	25	19
Taxes on income and franchise fees	8	22
Bank charges	31	46
Railcar maintenance	108	66
Other	32	47
Total expenses	2,301	3,272
Net income (loss)	$590	$(57)
Net income (loss):
Managing Member	$152	$153
Other Members	438	(210)
	$590	$(57)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.05	$(0.03)
Weighted average number of Units outstanding	8,365,324	8,386,015

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	8,386,015	$35,500	$—	$35,500
Repurchase of Units	(18,960)	(74)	—	(74)
Distributions to Other Members ($0.90 per Unit)	—	(7,532)	—	(7,532)
Distributions to Managing Member	—	—	(611)	(611)
Net (loss) income	—	(172)	611	439
Balance December 31, 2015	8,367,055	27,722	—	27,722
Repurchase of Units	(2,500)	(9)	—	(9)
Distributions to Other Members ($0.22 per Unit)	—	(1,880)	—	(1,880)
Distributions to Managing Member	—	—	(152)	(152)
Net income	—	438	152	590
Balance March 31, 2016 (Unaudited)	8,364,555	$26,271	$—	$26,271

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$590	$(57)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(372)	(137)
Depreciation of operating lease assets	1,487	2,292
Amortization of initial direct costs	7	22
Provision for credit losses	21	30
Impairment losses on equipment	50	—
Unrealized gains on fair valuation of warrants	(7)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(37)	(4)
Prepaid expenses and other assets	(3)	(12)
Accounts payable, Managing Member	(9)	(14)
Accrued distributions to Other Members	1	—
Accounts payable, other	66	228
Accrued liabilities, affiliates	73	225
Unearned operating lease income	20	38
Net cash provided by operating activities	1,887	2,595
Investing activities:
Improvements on operating leases	—	(21)
Purchase of securities	—	(15)
Proceeds from sales of lease assets and early termination of notes receivable	862	323
Principal payments received on direct financing leases	11	91
Principal payments received on notes receivable	135	336
Net cash provided by investing activities	1,008	714
Financing activities:
Repayments under non-recourse debt	(1,053)	(2,118)
Distributions to Other Members	(1,880)	(1,887)
Distributions to Managing Member	(152)	(153)
Repurchase of Units	(9)	—
Net cash used in financing activities	(3,094)	(4,158)
Net decrease in cash and cash equivalents	(199)	(849)
Cash and cash equivalents at beginning of period	2,817	6,646
Cash and cash equivalents at end of period	$2,618	$5,797
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$77	$118
Cash paid during the period for taxes	$2	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$814	$816
Distributions payable to Managing Member at period-end	$66	$66

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

As of March 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,364,555 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America and Europe. For the three months ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $368 thousand of purchased securities at both March 31, 2016 and December 31, 2015. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2016 and 2015. Likewise, there were no sales or dispositions of securities during the three months ended March 31, 2016 and 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2016 and 2015, the Company recorded unrealized gains of $7 thousand and $16 thousand on fair valuation of its warrants. The unrealized gains recorded during the current year period increased the estimated fair value of the Company’s portfolio of warrants to $576 thousand at March 31, 2016 from $569 thousand at December 31, 2015. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of March 31, 2016, the original terms of the notes receivable are from 36 to 48 months and bear interest at rates ranging from 12.35% to 18.00% per annum. The notes had a net outstanding balance of $257 thousand and $398 thousand at March 31, 2016 and December 31, 2015, respectively. The notes all mature in 2016.

As of March 31, 2016 and December 31, 2015, two of the Company’s notes receivable were on non-accrual status. Such notes were originally placed on non-accrual status in December 2014, and had a combined net recorded investment value of $95 thousand and $99 thousand at March 31, 2016 and December 31, 2015, respectively. Both notes have a stated annual interest rate of 11.73%. There were no fair value adjustments on these impaired notes until 2015 when the Company recorded combined fair value adjustments totaling $63 thousand subsequent to the first quarter of 2015. During the first quarter of 2016, additional combined fair value adjustments totaling $6 thousand were recorded. As of March 31, 2016 and December 31, 2015, the combined fair value of the impaired notes totaled $26 thousand and $36 thousand, respectively.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $8 thousand from December 2014 to March 2016.

As of March 31, 2016, the net outstanding balance of $257 thousand was comprised of future minimum payments receivable through July 2016, totaling $395 thousand, less unearned interest income of $69 thousand and an allowance for credit losses totaling $69 thousand.

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	7	21
Total	$7	$22

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$5	$—	$—	$5
Provision for credit losses	—	—	5	63	—	68
Balance December 31, 2015	—	—	10	63	—	73
Provision for credit losses	—	—	15	6	—	21
Balance March 31, 2016	$—	$—	$25	$69	$—	$94

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

As of March 31, 2016 and December 31, 2015, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$69	$—	$69
Ending balance: individually evaluated for impairment	$69	$—	$69
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$326	$51	$377
Ending balance: individually evaluated for impairment	$326	$51	$377
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$63	$—	$63
Ending balance: individually evaluated for impairment	$63	$—	$63
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$461	$62	$523
Ending balance: individually evaluated for impairment	$461	$62	$523
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At March 31, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$231	$362	$51	$62
Special mention	—	—	—	—
Substandard	95	99	—	—
Doubtful	—	—	—	—
Total	$326	$461	$51	$62

As of March 31, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	95	95	69	95	—
Total	$95	$95	$69	$95	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	99	99	63	104	—
Total	$99	$99	$63	$104	$—

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2016 and December 31, 2015, the investment in financing receivables is aged as follows (in thousands):

March 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$326	$326	$—
Finance leases	—	—	—	—	51	51	—
Total	$—	$—	$—	$—	$377	$377	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$461	$461	$—
Finance leases	—	—	—	—	62	62	—
Total	$—	$—	$—	$—	$523	$523	$—

At both March 31, 2016 and December 31, 2015, the Company had two notes receivable which were on non-accrual status (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2016
Net investment in operating leases	$38,403	$(156)	$(1,487)	$36,760
Net investment in direct financing leases	62	—	(11)	51
Assets held for sale or lease, net	608	(385)	—	223
Initial direct costs, net of accumulated amortization of $101 at March 31, 2016 and $96 at December 31, 2015	47	—	(6)	41
Total	$39,120	$(541)	$(1,504)	$37,075

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, the Company recorded impairment losses of $50 thousand during the first three months of 2016 to reduce the cost basis of certain off-lease construction equipment to its fair value. There was no impairment loss recorded during the first three months of 2015.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.5 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

IDC amortization expense related to operating leases and direct financing leases totaled $7 thousand and $21 thousand for the three months ended March 31, 2016 and 2015, respectively (See Note 3).

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Improvements	Reclassifications or Dispositions	Balance March 31, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	18,837	—	—	18,837
Manufacturing	7,832	—	—	7,832
Transportation	7,516	—	—	7,516
Materials handling	5,653	—	(650)	5,003
Construction	3,005	—	—	3,005
Research	2,250	—	—	2,250
Agriculture	851	—	—	851
Air support equipment	120	—	—	120
Other	119	—	(31)	88
	65,593	—	(681)	64,912
Less accumulated depreciation	(27,190)	(1,487)	525	(28,152)
Total	$38,403	$(1,487)	$(156)	$36,760

The average estimated residual value for assets on operating leases was 37% of the assets’ original cost at both March 31, 2016 and December 31, 2015. There were no operating leases in non-accrual status at March 31, 2016 and December 31, 2015.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2016 and December 31, 2015 investment in direct financing leases consists of various types of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments receivable	$77	$94
Estimated residual values of leased equipment (unguaranteed)	4	4
Investment in direct financing leases	81	98
Less unearned income	(30)	(36)
Net investment in direct financing leases	$51	$62

As of March 31, 2016 and December 31, 2015, there were no investments in direct financing leases in non-accrual status.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2016	$4,964	$29	$4,993
Year ending December 31, 2017	5,634	26	5,660
2018	4,212	22	4,234
2019	1,014	—	1,014
2020	1	—	1
	$15,825	$77	$15,902

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$215	$366
Asset management fees to Managing Member	130	152
	$345	$518

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.57% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, gross operating lease rentals totaled approximately $11.7 million over the remaining lease terms; and the carrying value of the pledged assets is $22.9 million. The notes mature at various dates from 2016 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$3,083	$193	$3,276
Year ending December 31, 2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$11,244	$438	$11,682

8. Long-term debt:

As of March 31, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire in June 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,075)	(1,090)
Total remaining available under the venture, acquisition and warehouse facilities	$73,925	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $26.3 million, 0.51 to 1, and 22.48 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding at March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2016 and December 31, 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At March 31, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

12. Members’ capital:

A total of 8,364,555 Units and 8,367,055 Units were issued and outstanding as of March 31, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions declared	$1,880	$1,887
Weighted average number of Units outstanding	8,365,324	8,386,015
Weighted average distributions per Unit	$0.22	$0.23

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable and off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $576 thousand and $569 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$569
Unrealized gain on warrants, net recorded during the period	7
Balance at March 31, 2016	$576

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first quarter of 2016, fair value adjustments totaling $6 thousand were recorded to further reduce the cost basis of two impaired notes that were originally written-down in 2015. During 2015, the fair value adjustments recorded on these notes totaled $63 thousand, all of which were recorded subsequent to the first quarter of 2015.

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

Impaired off-lease equipment (non-recurring)

During the first quarter of 2016, the Company recorded fair value adjustments totaling $50 thousand to reduce the cost basis of certain off-lease construction equipment. During 2015, the Company recorded $49 thousand of fair value adjustments relative to impaired off-lease research equipment, none of which was recorded during the first quarter of 2015.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$26	$—	$—	$26
Impaired off-lease equipment	150	—	—	150

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$36	$—	$—	$36
Impaired off-lease equipment	200	—	—	200

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1,000.00
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.37 – 9.83
			Risk-free interest rate	0.27% – 1.77%
			Annualized volatility	14.61% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$150,000 (total of $150,000)
			Equipment condition	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1,000.00
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.62 – 7.01
			Risk-free interest rate	0.52% – 2.09%
			Annualized volatility	13.96% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$200,000 (total of $200,000)
			Equipment condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,618	$2,618	$—	$—	$2,618
Notes receivable, net	257	—	—	257	257
Investment in securities	368	—	—	368	368
Fair value of warrants	576	—	—	576	576
Financial liabilities:
Non-recourse debt	11,244	—	—	11,339	11,339
Long-term debt	2,068	—	—	2,302	2,302

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $84.0 million. As of March 31, 2016, 8,364,555 Units were issued and outstanding.

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

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net income of $590 thousand and a net loss of $57 thousand for the three months ended March 31, 2016 and 2015, respectively. Results for the first quarter of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 decreased by $324 thousand, or 10%, as compared to the prior year period. Such decrease was primarily a result of a reduction in operating lease revenues offset, in part, by an increase in gains on sales of lease assets and early termination of notes receivable.

The decrease in operating lease revenues totaled $509 thousand and was primarily attributable to run-off and dispositions of lease assets.

Gains on sales of lease assets and early termination of notes receivable increased by $235 thousand primarily due to a change in the mix of assets sold. During the current year period, the Company realized an approximate $350 thousand of gains from the sale of certain construction equipment associated with a terminated lease.

Expenses

Total expenses for the first quarter of 2016 decreased by $971 thousand, or 30%, as compared to the prior year period. Such decrease was primarily a result of decreases in depreciation expense, costs reimbursed to the Managing Member and interest expense offset, in part, by increases in impairment losses on equipment and railcar maintenance costs.

The decrease in depreciation expense totaled $805 thousand and was largely a result of run-off and sales of lease assets. Costs reimbursed to the Managing Member were reduced by $151 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base; and, interest expense decreased by $40 thousand due to a $5.9 million decline in outstanding debt since March 31, 2015.

Partially offsetting the aforementioned decreases in expenses were increases in impairment losses on equipment and railcar maintenance costs totaling $50 thousand and $42 thousand, respectively. The entire increase in impairment losses on equipment was attributable to fair value adjustments recorded on impaired construction equipment during the current year period. There were no such adjustments during the prior year period. Railcar maintenance costs increased as a result of increased wear and tear on certain railcars coupled with an overall increase in base service costs.

Capital Resources and Liquidity

At March 31, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $2.6 million and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,887	$2,595
Investing activities	1,008	714
Financing activities	(3,094)	(4,158)
Net decrease in cash and cash equivalents	$(199)	$(849)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $862 thousand and $323 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended March 31, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to repay debt. Distributions paid to both Other Members and the Managing Member totaled $2.0 million for each of the three months ended March 31, 2016 and 2015; while cash used to repay debt totaled $1.1 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, such Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $26.3 million, 0.51 to 1, and 22.48 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2016 (in thousands):

Net income – GAAP basis	$1,086
Interest expense	436
Depreciation and amortization	7,229
Amortization of initial direct costs	52
Impairment losses	99
Provision for credit losses	59
Unrealized loss on fair valuation of warrants	35
Principal payments received on direct financing leases	187
Principal payments received on notes receivable	619
EBITDA (for Credit Facility financial covenant calculation only)	$9,802
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

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $11.2 million and $12.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of February 29, 2016, and paid through March 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb 2011 – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Feb 2016	Jan – Mar 2016	1,880		—		1,880		0.22	8,366,176
		$38,933		$—		$38,933		$5.59
Source of distributions
Lease and loan payments received		$38,933	100.00%	$—	0.00%	$38,933	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$38,933	100.00%	$—	0.00%	$38,933	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015 and December 31, 2015 to February 29, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL 14, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL 14, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL 14, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease:  A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
G.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $4.82. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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