Form 10-Q
period 2016-09-30
ATEL 14, LLC
filed 2016-11-10
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 8,345,262.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$541	$2,817
Accounts receivable, net	125	154
Notes receivable, net	21	398
Investment in securities	331	368
Warrants, fair value	573	569
Investments in equipment and leases, net	33,522	39,120
Prepaid expenses and other assets	106	98
Total assets	$35,219	$43,524
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$64	$75
Affiliates	69	1
Accrued distributions to Other Members	808	813
Other	470	305
Non-recourse debt	9,167	12,297
Long-term debt	2,068	2,068
Unearned operating lease income	132	243
Total liabilities	12,778	15,802
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,441	27,722
Total Members’ capital	22,441	27,722
Total liabilities and Members’ capital	$35,219	$43,524

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$2,152	$2,708	$6,940	$8,566
Direct financing leases	4	3	15	18
Interest on notes receivable	—	17	13	71
Gain on sales of lease assets and early termination of notes receivable	27	35	273	483
Gain on sales or dispositions of investment in securities	61	—	61	8
Unrealized gain (loss) on fair value adjustment for warrants	1	(24)	4	(7)
Other	4	23	12	48
Total revenues	2,249	2,762	7,318	9,187
Expenses:
Depreciation of operating lease assets	1,381	1,921	4,352	6,339
Asset management fees to Managing Member	89	136	340	457
Cost reimbursements to Managing Member and/or affiliates	216	282	634	966
Provision for credit losses	60	39	70	76
Impairment losses on equipment	—	—	50	—
Amortization of initial direct costs	5	15	18	56
Interest expense	84	112	270	372
Professional fees	31	13	144	104
Outside services	14	18	60	52
Taxes on income and franchise fees	6	23	20	68
Bank charges	42	24	97	108
Railcar maintenance	50	73	260	251
Other	62	46	127	135
Total expenses	2,040	2,702	6,442	8,984
Net income	$209	$60	$876	$203
Net income (loss):
Managing Member	$151	$152	$456	$458
Other Members	58	(92)	420	(255)
	$209	$60	$876	$203
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.01)	$0.05	$(0.03)
Weighted average number of Units outstanding	8,350,658	8,368,927	8,359,961	8,380,198

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	8,386,015	$35,500	$—	$35,500
Repurchase of Units	(18,960)	(74)	—	(74)
Distributions to Other Members ($0.90 per Unit)	—	(7,532)	—	(7,532)
Distributions to Managing Member	—	—	(611)	(611)
Net (loss) income	—	(172)	611	439
Balance December 31, 2015	8,367,055	27,722	—	27,722
Repurchase of Units	(21,793)	(70)	—	(70)
Distributions to Other Members ($0.67 per Unit)	—	(5,631)	—	(5,631)
Distributions to Managing Member	—	—	(456)	(456)
Net income	—	420	456	876
Balance September 30, 2016 (Unaudited)	8,345,262	$22,441	$—	$22,441

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income	$209	$60	$876	$203
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(27)	(35)	(273)	(483)
Depreciation of operating lease assets	1,381	1,921	4,352	6,339
Amortization of initial direct costs	5	15	18	56
Provision for credit losses	60	39	70	76
Impairment losses on equipment	—	—	50	—
Gain on sales or dispositions of investment in securities	(61)	—	(61)	(8)
Unrealized gain (loss) on fair value adjustment for warrants	(1)	24	(4)	7
Changes in operating assets and liabilities:
Accounts receivable	(96)	20	(35)	23
Prepaid expenses and other assets	(16)	—	(8)	4
Accounts payable, Managing Member	(3)	(26)	(11)	8
Accounts payable, other	139	16	165	(26)
Accrued liabilities, affiliates	116	13	68	193
Deposits due lessees	—	(21)	—	(25)
Unearned operating lease income	(44)	(119)	(111)	(134)
Net cash provided by operating activities	1,662	1,907	5,096	6,233
Investing activities:
Improvements on operating leases	—	—	—	(21)
Purchase of securities	—	—	—	(15)
Proceeds from sales of lease assets and early termination of notes receivable	112	282	1,426	1,849
Principal payments received on direct financing leases	2	98	25	258
Proceeds from sales or dispositions of investment in securities	98	—	98	8
Principal payments received on notes receivable	152	181	371	691
Net cash provided by investing activities	364	561	1,920	2,770
Financing activities:
Repayments under non-recourse debt	(1,028)	(1,666)	(3,130)	(5,730)
Distributions to Other Members	(1,877)	(1,883)	(5,636)	(5,655)
Distributions to Managing Member	(151)	(152)	(456)	(458)
Repurchase of Units	(55)	(11)	(70)	(74)
Net cash used in financing activities	(3,111)	(3,712)	(9,292)	(11,917)
Net decrease in cash and cash equivalents	(1,085)	(1,244)	(2,276)	(2,914)
Cash and cash equivalents at beginning of period	1,626	4,976	2,817	6,646
Cash and cash equivalents at end of period	$541	$3,732	$541	$3,732
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$64	$94	$212	$318
Cash paid during the period for taxes	$—	$2	$44	$70
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$808	$813	$808	$813
Distributions payable to Managing Member at period-end	$66	$66	$66	$66

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

As of September 30, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $84.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,345,262 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America and Europe. For the nine months ended September 30, 2016 and 2015, and as of September 30, 2016 and December 31, 2015, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $331 thousand and $368 thousand of purchased securities at September 30, 2016 and December 31, 2015, respectively. The gain on sales or dispositions of investment in securities was $61 thousand during the three and nine months ended September 30, 2016. There was no gain on sales or dispositions of investment in securities during the three months ended September 30, 2015. The gain on sales or dispositions of investment in securities was $8 thousand during the nine months ended September 30, 2015. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2016, the Company recorded unrealized gains of $1 thousand and $4 thousand on fair valuation of its warrants. By comparison, during the respective three and nine months ended September 30, 2015, the Company recorded unrealized losses of $24 thousand and $7 thousand on fair valuation of its warrants. The unrealized gains recorded during the current year period increased the estimated fair value of the Company’s portfolio of warrants to $573 thousand at September 30, 2016 from $569 thousand at December 31, 2015. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and 2015.

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

Recent Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of September 30, 2016, the original terms of the notes receivable are from 48 to 54 months and bear interest at rate 18% per annum. The notes had a net outstanding balance of $21 thousand and $398 thousand at September 30, 2016 and December 31, 2015, respectively. The notes all mature in 2017.

At both September 30, 2016 and December 31, 2015, two of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

	Notes receivable
	Non-accrual
	September 30, 2016	December 31, 2015
Number of notes	2	2
Net investment value	$90	$81
Annual interest rate	18.00%	18.00%
Fair value adjustments	$69	$50
Fair value amount	$21	$31
Interest income not recorded relative to original terms	$8	$7

Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.

3rd quarter 2016	Extend interest only payments through January 1, 2017.

As of September 30, 2016 the future minimum payments receivable are as follows:

Three months ending December 31, 2016	$3
Year ending December 31, 2017	165
168
Less: portion representing unearned interest income	(78)
90
Less: allowance for credit losses	(69)
Notes receivable, net	$21

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
IDC amortization – notes receivable	$—	$—	$—	$2
IDC amortization – lease assets	5	15	18	54
Total	$5	$15	$18	$56

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$5	$—	$—	$5
Provision for credit losses	—	—	5	63	—	68
Balance December 31, 2015	—	—	10	63	—	73
Provision for credit losses	—	—	64	6	—	70
Balance September 30, 2016	$—	$—	$74	$69	$—	$143

As of September 30, 2016 and December 31, 2015, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$69	$—	$69
Ending balance: individually evaluated for impairment	$69	$—	$69
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$90	$35	$125
Ending balance: individually evaluated for impairment	$90	$35	$125
Ending balance: collectively evaluated for impairment	$—	$—	$—

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$63	$—	$63
Ending balance: individually evaluated for impairment	$63	$—	$63
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$461	$62	$523
Ending balance: individually evaluated for impairment	$461	$62	$523
Ending balance: collectively evaluated for impairment	$—	$—	$—

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

At September 30, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$—	$362	$35	$62
Special mention	—	—	—	—
Substandard	90	99	—	—
Doubtful	—	—	—	—
Total	$90	$461	$35	$62

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	90	90	69	92	—
Total	$90	$90	$69	$92	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	99	99	63	104	—
Total	$99	$99	$63	$104	$—

At September 30, 2016 and December 31, 2015, the investment in financing receivables is aged as follows (in thousands):

September 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$90	$90	$—
Finance leases	—	—	—	—	35	35	—
Total	$—	$—	$—	$—	$125	$125	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$461	$461	$—
Finance leases	—	—	—	—	62	62	—
Total	$—	$—	$—	$—	$523	$523	$—

At both September 30, 2016 and December 31, 2015, the Company had two notes receivable which were on non-accrual status (See Note 3).

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Improvements/Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$38,403	$(857)	$(4,352)	$33,194
Net investment in direct financing leases	62	(2)	(25)	35
Assets held for sale or lease, net	608	(344)	—	264
Initial direct costs, net of accumulated amortization of $84 at September 30, 2016 and $96 at December 31, 2015	47	—	(18)	29
Total	$39,120	$(1,203)	$(4,395)	$33,522

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

As a result of these reviews, the Company determined that no impairment losses existed during the first nine months of 2016. There were no fair value adjustments recorded during the first nine months of 2015 as well.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.4 million and $1.9 million for the respective three months ended September 30, 2016 and 2015, and $4.4 million and $6.3 million for the respective nine months ended September 30, 2016 and 2015.

IDC amortization expense related to operating leases and direct financing leases totaled $5 thousand and $15 thousand for the respective three months ended September 30, 2016 and 2015, and $18 thousand and $56 thousand for the respective nine months ended September 30, 2016 and 2015. (See Note 3).

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Improvements	Reclassifications or Dispositions	Balance September 30, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	18,837	—	(191)	18,646
Manufacturing	7,832	—	—	7,832
Transportation	7,516	—	—	7,516
Materials handling	5,653	—	(2,706)	2,947
Construction	3,005	—	—	3,005
Research	2,250	—	—	2,250
Agriculture	851	—	(310)	541
Air support equipment	120	—	—	120
Other	119	—	(37)	82
	65,593	—	(3,244)	62,349
Less accumulated depreciation	(27,190)	(4,352)	2,387	(29,155)
Total	$38,403	$(4,352)	$(857)	$33,194

The average estimated residual value for assets on operating leases was 36% and 37% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at both September 30, 2016 and December 31, 2015.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of September 30, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments receivable	$54	$94
Estimated residual values of leased equipment (unguaranteed)	1	4
Investment in direct financing leases	55	98
Less unearned income	(20)	(36)
Net investment in direct financing leases	$35	$62

As of September 30, 2016 and December 31, 2015, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2016	$1,660	$6	$1,666
Year ending December 31, 2017	6,070	26	6,096
2018	4,592	22	4,614
2019	1,230	—	1,230
2020	217	—	217
2021	54	—	54
	$13,823	$54	$13,877

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$216	$282	$634	$966
Asset management fees to Managing Member	89	136	340	457
	$305	$418	$974	$1,423

7. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.65% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2016, gross operating lease rentals totaled $9.5 million over the remaining lease terms, and the carrying value of the pledged assets is $20.8 million. The notes mature at various dates from 2016 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$1,006	$57	$1,063
Year ending December 31, 2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$9,167	$302	$9,469

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of September 30, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire in June 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,045)	(1,090)
Total remaining available under the venture, acquisition and warehouse facilities	$73,955	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $22.4 million, 0.50 to 1, and 21.61 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

There were no borrowings under the Warehouse Facility as of September 30, 2016 and December 31, 2015.

10. Commitments:

At September 30, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,345,262 Units and 8,367,055 Units were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions declared	$1,871	$1,882	$5,631	$5,652
Weighted average number of Units outstanding	8,350,658	8,368,927	8,359,961	8,380,198
Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.67

12. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable and off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2016 and December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $573 thousand and $569 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$572	$612	$569	$595
Unrealized gain (loss) on fair value adjustment for warrants	1	(24)	4	(7)
Fair value of warrants at end of period	$573	$588	$573	$588

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the nine months ended September 30, 2016, fair value adjustments totaling $6 thousand were recorded to further reduce the cost basis of two impaired notes that were originally written-down in 2015. During 2015, the fair value adjustments recorded on these notes totaled $63 thousand.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Impaired off-lease equipment (non-recurring)

During the first nine months of 2016, the Company recorded fair value adjustments totaling $50 thousand to reduce the cost basis of certain off-lease construction equipment. Subsequently, the equipment was sold. During 2015, the Company recorded $49 thousand of fair value adjustments relative to impaired off-lease research equipment.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$21	$—	$—	$21

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$36	$—	$—	$36
Impaired off-lease equipment	200	—	—	200

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1,000.00
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.34 – 9.33
			Risk-free interest rate	0.34% – 1.56%
			Annualized volatility	13.74% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$541	$541	$—	$—	$541
Notes receivable, net	21	—	—	21	21
Investment in securities	331	—	—	331	331
Warrants, fair value	573	—	—	573	573
Financial liabilities:
Non-recourse debt	9,167	—	—	9,240	9,240
Long-term debt	2,068	—	—	2,336	2,336

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,817	$2,817	$—	$—	$2,817
Notes receivable, net	398	—	—	398	398
Investment in securities	368	—	—	368	368
Warrants, fair value	569	—	—	569	569
Financial liabilities:
Non-recourse debt	12,297	—	—	12,315	12,315
Long-term debt	2,068	—	—	2,248	2,248

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

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net income of $209 thousand and $60 thousand for the three months ended September 30, 2016 and 2015, respectively. Results for the third quarter of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $513 thousand or 19%, as compared to the prior year period. Such decrease was primarily a result of a reduction in operating lease revenues, offset in part, by an increase in gain on sales or dispositions of investment in securities.

The decrease in operating lease revenues totaled $556 thousand or 21% and was primarily attributable to run-off and dispositions of lease assets. The increase in gain recognized on sales of securities totaled $61 thousand was mainly attributable to a lack of sales activity in the third quarter of 2015.

Expenses

Total expenses for the third quarter of 2016 decreased by $662 thousand or 25%, as compared to the prior year period. Such decrease was primarily a result of decreases in depreciation expense, asset management fees to Managing Member, costs reimbursed to the Managing Member and interest expense, offset in part, by an increase in provision for credit losses.

The decrease in depreciation expense totaled $540 thousand or 28% and was largely a result of run-off and sales of lease assets. Asset management fee to Managing Member decreased by $47 thousand or 35% due to a decrease in managed assets and related rents. Costs reimbursed to the Managing Member were reduced by $66 thousand or 23%, as a result of lower allocated costs based, in part, on the Fund’s declining asset base. Interest expense decreased by $28 thousand or 25%, due to a $4.4 million decline in outstanding debt since September 30, 2015. The provision for credit losses increased by $21 thousand or 54%, as multiple outstanding invoices became more than 90 days pass due.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net income of $876 thousand and $203 thousand for the nine months ended September 30, 2016 and 2015, respectively. Results for the first nine months of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2016 decreased by $1.9 million or 20%, as compared to the prior year period. Such decrease was largely due to reductions in operating lease revenues, gain on sales of lease assets and early termination of notes receivable and interest on notes receivable.

The decrease in operating lease revenues totaled $1.6 million or 19% and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable decreased by $210 thousand or 43%, largely due to a change in the mix of assets sold. Interest on notes receivables was reduced by $58 thousand or 82%, largely due to the early termination of certain notes.

Expenses

Total operating expenses for the first nine months of 2016 decreased by $2.5 million or 28%, as compared to the prior year period. The decrease in total expenses was largely a result of reductions in depreciation expense, interest expense, costs reimbursements and asset management fees paid to the Manager.

The decrease in depreciation expense totaled $2.0 million or 31% and was largely a result of run-off and sales of lease assets. Interest expense decreased by $102 thousand or 27%, due to a $4.4 million reduction in outstanding debt since September 30, 2015. Cost reimbursements paid to the Manager declined by $332 thousand or 34%, as a result of lower allocated costs based, in part, on the Fund’s declining asset base. Asset management fees paid to the Manager was reduced by $117 thousand or 26%, largely due to a decrease in managed assets and related rents.

Capital Resources and Liquidity

At September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $541 thousand and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,662	$1,907	$5,096	$6,233
Investing activities	364	561	1,920	2,770
Financing activities	(3,111)	(3,712)	(9,292)	(11,917)
Net decrease in cash and cash equivalents	$(1,085)	$(1,244)	$(2,276)	$(2,914)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $112 thousand and $282 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, and to repay debt. Distribution paid to both Other Members and the Managing Member totaled $2.0 million for each of the three months ended September 30, 2016 and 2015. Cash used to repay debt totaled $1.0 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $1.4 million and $1.8 million of proceeds from sales of lease assets and the early termination of notes receivable during the respective nine months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to repay debt and to pay distributions to both Other Members and the Managing Member. Cash used to repay debt totaled $3.1 million and $5.7 million for the respective nine months ended September 30, 2016 and 2015. Distributions paid to both Other Members and Managing Member totaled $6.1 million for each of the aforementioned nine month periods.

Revolving credit facility

Effective June 15, 2010, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, such Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $22.4 million, 0.50 to 1, and 21.61 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2016 (in thousands):

Net income – GAAP basis	$1,112
Interest expense	374
Depreciation and amortization	6,047
Amortization of initial direct costs	29
Impairment losses	99
Provision for credit losses	62
Gain on sales or dispositions of investment in securities	(190)
Unrealized gain on fair valuation of warrants	15
Principal payments received on direct financing leases	34
Principal payments received on notes receivable	500
EBITDA (for Credit Facility financial covenant calculation only)	$8,082

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2016, and paid through September 30, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Aug 2016	Jan – Sep 2016	5,636		—		5,636		0.67	8,362,237
		$42,689		$—		$42,689		$6.05
Source of distributions
Lease and loan payments received		$42,689	100.00%	$—	0.00%	$42,689	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$42,689	100.00%	—	0.00%	$42,689	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015 and December 31, 2015 — August 31, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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