Form 10-K
period 2016-12-31
ATEL 14, LLC
filed 2017-03-20
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 8,305,062.

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

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,316,662 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $93.4 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2016.

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

For further information, refer to the financial statements and footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the US, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$22,217	23.80%
Marine	19,410	20.79%
Manufacturing	12,995	13.92%
Materials handling	12,994	13.92%
Transportation	8,148	8.73%
Construction	5,835	6.25%
Mining	4,830	5.17%
Research	4,766	5.11%
Other	2,159	2.31%
	$93,354	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$29,009	31.07%
Natural gas	24,240	25.97%
Wholesale, nondurable goods	8,910	9.54%
Agriculture	8,743	9.37%
Food products	4,651	4.98%
Transportation, rail	4,220	4.52%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.57%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.02%
	$93,354	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$11,235	$7,791	$8,031
Materials handling	9,838	2,715	9,679
Manufacturing	6,396	3,904	2,904
Mining	4,830	3,185	4,202
Construction	2,726	1,012	2,471
Research	2,314	722	1,929
Transportation, other	512	131	495
Other	1,224	104	1,436
	$39,075	$19,564	$31,147

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2016, assets financed by the Company that are associated with terminated notes receivable are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$2,906	$752	$2,770
Manufacturing	2,196	390	2,349
Research	1,807	1,016	1,136
Furniture & fixtures	1,024	183	1,107
Vending equipment	1,000	855	351
Chemical processing	300	—	385
Other	1,782	814	1,251
	$11,015	$4,010	$9,349

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL 14, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  Assumes fair value of off-lease equipment based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.

A fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $4.44. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of ts business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2016, and paid through December 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010 (Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
		$44,560		$—		$44,560		$6.27
Source of distributions
Lease and loan payments received		$44,560	100.00%	$—	0.00%	$44,560	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$44,560	100.00%	$—	0.00%	$44,560	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015 and December 1, 2015 – November 30, 2016, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.7 million. As of December 31, 2016, 8,316,662 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015. The utilization percentage of existing assets under lease was 95% and 99% at December 31, 2016 and 2015, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 versus 2015

The Company had net income of $2.6 million and $439 thousand, for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $685 thousand or 6%, as compared to prior year. Such decrease was largely due to a $1.9 million, or 17% reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; an unfavorable change of $296 thousand, recorded as a diminished fair market value adjustment, on warrants holdings; a 55% lesser gain of $76 thousand reflected as gains realized on sales of securities, mainly attributable to a lower volume of sales activities during 2016; and an 85% moderated level of interest on notes receivable representing a $71 thousand decrease largely due to scheduled run-off of the loan portfolio; and was partially offset by a $1.7 million increase in gain on sales of lease assets resulting from a higher volume in sale activities in 2016.

Expenses

Total expenses for 2016 decreased by $2.9 million or 25%, as compared to prior year. The decrease in total expenses was largely a result of a $2.4 million, or 30%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $349 thousand, or 29%, decline in cost reimbursements to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management; a $123 thousand, or 26%, reduced interest expense burden, corresponding to a $4.1 million reduction in outstanding debt since December 31, 2015; and an $87 thousand, or 15%, fall in asset management fees, reflecting a lesser level of managed assets and related rents. Such reductions in 2016 expenses were partially offset by a $210 thousand, or 100%, an increase in the provision for losses on investment in securities, caused by a fair value adjustment recorded to recognize the impairment of an investment security.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $4.6 million, and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$6,582	$7,962
Investing activities	7,642	3,411
Financing activities	(12,402)	(15,202)
Net increase (decrease) in cash and cash equivalents	$1,822	$(3,829)

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $7.1 million and $2.3 million of proceeds from sales or dispositions of equipment for the respective years ended December 31, 2016 and 2015.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $8.1 million. Cash was also used to pay down $4.1 million and $7.0 million of debt during each of 2016 and 2015, respectively; and, to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

Effective June 15, 2010, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2016, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting there from (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $22 million, 0.46 to 1, and 27.19 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2016 (in thousands):

Net income – GAAP basis	$2,647
Interest expense	353
Depreciation and amortization	5,623
Amortization of initial direct costs	23
Impairment losses	50
Provision for credit losses	27
Provision for losses on investment in securities	210
Unrealized loss on fair value adjustment for warrants	322
Gain on sales or dispositions of investment in securities	(61)
Principal payments received on direct financing leases	28
Principal payments received on notes receivable	375
EBITDA (for Credit Facility financial covenant calculation only)	$9,597
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

Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, the Company had non-recourse long-term debt totaling $8.2 million and $12.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2016 and 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on

May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2016. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 14, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$4,639	$2,817
Accounts receivable, net of allowance for doubtful accounts of $31 at December 31, 2016 and $10 at December 31, 2015	428	154
Notes receivable, net of unearned interest income of $79 and allowance for credit losses of $69 at December 31, 2016 and net of unearned interest income of $70 and allowance for credit losses of $63 at December 31, 2015	17	398
Investment in securities	121	368
Warrants, fair value	247	569
Investments in equipment and leases, net of accumulated depreciation of $25,419 at December 31, 2016 and $28,907 at December 31, 2015	28,488	39,120
Prepaid expenses and other assets	98	98
Total assets	$34,038	$43,524
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$168	$75
Affiliates	42	1
Accrued distributions to Other Members	803	813
Other	522	305
Non-recourse debt	8,161	12,297
Long-term debt	2,068	2,068
Unearned operating lease income	161	243
Total liabilities	11,925	15,802
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,113	27,722
Total Members’ capital	22,113	27,722
Total liabilities and Members’ capital	$34,038	$43,524

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$9,171	$11,095
Direct financing leases	19	23
Interest on notes receivable	13	84
Gain on sales of lease assets and early termination of notes receivable	2,233	493
Gain on sales or dispositions of investment in securities	61	137
Unrealized loss on fair value adjustment for warrants	(322)	(26)
Other	15	69
Total revenues	11,190	11,875
Expenses:
Depreciation of operating lease assets	5,623	8,034
Asset management fees to Managing Member	486	573
Cost reimbursements to Managing Member and/or affiliates	841	1,190
Provision for credit losses	27	68
Impairment losses on investment in securities	210	—
Impairment losses on equipment	50	49
Amortization of initial direct costs	23	67
Interest expense	353	476
Professional fees	157	130
Outside services	90	70
Taxes on income and franchise fees	27	90
Railcar maintenance	335	316
Other	321	373
Total expenses	8,543	11,436
Net income	$2,647	$439
Net income (loss):
Managing Member	$608	$611
Other Members	2,039	(172)
	$2,647	$439
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.24	$(0.02)
Weighted average number of Units outstanding	8,351,160	8,376,885

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2014	8,386,015	$35,500	$—	$35,500
Repurchase of Units	(18,960)	(74)	—	(74)
Distributions to Other Members ($0.90 per Unit)	—	(7,532)	—	(7,532)
Distributions to Managing Member	—	—	(611)	(611)
Net (loss) income	—	(172)	611	439
Balance December 31, 2015	8,367,055	27,722	—	27,722
Repurchase of Units	(50,393)	(151)	—	(151)
Distributions to Other Members ($0.90 per Unit)	—	(7,497)	—	(7,497)
Distributions to Managing Member	—	—	(608)	(608)
Net income	—	2,039	608	2,647
Balance December 31, 2016 (Unaudited)	8,316,662	$22,113	$—	$22,113

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income	$2,647	$439
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(2,233)	(493)
Depreciation of operating lease assets	5,623	8,034
Amortization of initial direct costs	23	67
Provision for credit losses	27	68
Impairment losses on investment in securities	210	—
Impairment losses on equipment	50	49
Gain on sales or dispositions of investment in securities	(61)	(137)
Unrealized loss on fair value adjustment for warrants	322	26
Changes in operating assets and liabilities:
Accounts receivable	(295)	16
Prepaid expenses and other assets	—	7
Accounts payable, Managing Member	93	9
Accounts payable, other	217	20
Accrued liabilities, affiliates	41	155
Deposits due lessees	—	(25)
Unearned operating lease income	(82)	(273)
Net cash provided by operating activities	6,582	7,962
Investing activities:
Improvements on operating leases	—	(21)
Purchase of securities	—	(16)
Proceeds from sales of lease assets and early termination of notes receivable	7,141	2,258
Principal payments received on direct financing leases	28	267
Proceeds from sales or dispositions of investment in securities	98	103
Principal payments received on notes receivable	375	820
Net cash provided by investing activities	7,642	3,411
Financing activities:
Repayments under non-recourse debt	(4,136)	(6,982)
Distributions to Other Members	(7,507)	(7,535)
Distributions to Managing Member	(608)	(611)
Repurchase, or rescissions of Units	(151)	(74)
Net cash used in financing activities	(12,402)	(15,202)
Net increase (decrease) in cash and cash equivalents	1,822	(3,829)
Cash and cash equivalents at beginning of year	2,817	6,646
Cash and cash equivalents at end of year	$4,639	$2,817
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$277	$403
Cash paid during the year for taxes	$45	$72
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$803	$813
Distributions payable to Managing Member at year-end	$65	$66
Securities acquired through net exercise of warrants	$—	$34

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

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.7 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,316,662 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2016 and 2015, and as of December 31, 2016 and 2015, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $121 thousand and $368 thousand of purchased securities at December 31, 2016 and 2015, respectively. The Company recorded fair value adjustments totaling $210 thousand during 2016. The Company realized $61 thousand of gains from sales or disposition of securities in 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2015. There were no sales or disposition of securities in 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $322 thousand and $26 thousand on fair value adjustment of its warrants during 2016 and 2015, respectively. The unrealized losses recorded during 2016 reduced the estimated fair value of the Company’s portfolio of warrants to $247 thousand at December 31, 2016 from $569 thousand at December 31, 2015. There were no exercises of warrants, net or otherwise, during 2016. The Company realized $137 thousand of gains from the net exercise of warrants during 2015.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the related provision for state income taxes was approximately $27 thousand and $90 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$22,113	$27,722
Tax basis of net assets (unaudited)	25,753	27,413
Difference	$(3,640)	$309

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net income per financial statements	2,647	439
Tax adjustments (unaudited):
Adjustment to depreciation expense	592	320
Provision for losses and doubtful accounts	22	4
Adjustments to revenues	121	(48)
Adjustments to gain on sales of assets	3,090	669
Other	248	391
Income per federal tax return (unaudited)	$6,720	1,775

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2016	2015
Natural gas	36%	29%
Manufacturing	21%	25%
Wholesale, nondurable goods	*	13%
*	Less than 10%

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2016	2015
Halliburton Overseas Limited	Marine vessel	27%	22%
Cummins	Materials handling	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2016, the terms of the notes were from 84 to 90 months with interest at 18% per annum. The notes are secured by the equipment financed.

As of December 31, 2016 and 2015, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate.

	Notes receivable
	Non-accrual
	December 31, 2016	December 31, 2015
Number of notes	2	2
Net investment value	$86	$99
Annual interest rate	18.00%	18.00%
Fair value adjustments	$69	$63
Fair value amount	$17	$36
Interest income not recorded relative to original terms	$8	$8

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Note modifications:
Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016. Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Term loan matures on January 1, 2020.

As of December 31, 2016, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2017	$165
Less: portion representing unearned interest income	(79)
86
Less: allowance for credit losses	(69)
Notes receivable, net	$17

IDC amortization expense related to notes receivable and the Company’s operating leases for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
IDC amortization – notes receivable	$—	$3
IDC amortization – lease assets	23	64
Total	$23	$67

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$38,403	$(5,177)	$(5,563)	$27,663
Net investment in direct financing leases	62	(2)	(28)	32
Assets held for sale or lease, net	608	221	(60)	769
Initial direct costs, net of accumulated amortization of $83 at December 31, 2016 and $96 at December 31, 2015	47	—	(23)	24
Total	$39,120	$(4,958)	$(5,674)	$28,488

Impairment of investments in leases:

The Company recorded $50 thousand and $49 thousand of fair value adjustments during 2016 and 2015, respectively, to reduce the cost basis of certain impaired off-lease construction equipment.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $5.6 million and $8.0 million for the years ended December 31, 2016 and 2015, respectively. IDC amortization expense related to the Company’s operating leases totaled $23 thousand and $64 thousand for 2016 and 2015, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	18,837	—	(9,870)	8,967
Manufacturing	7,832	—	—	7,832
Transportation	7,516	—	—	7,516
Materials handling	5,653	—	(3,054)	2,599
Construction	3,005	—	(31)	2,974
Research	2,250	—	—	2,250
Agriculture	851	—	(310)	541
Air support equipment	120	—	—	120
Other	119	—	(37)	82
	65,593	—	(13,302)	52,291
Less accumulated depreciation	(27,190)	(5,563)	8,125	(24,628)
Total	$38,403	$(5,563)	$(5,177)	$27,663

The average estimated residual value for assets on operating leases was 38% and 37% of the assets’ original cost at December 31, 2016 and 2015, respectively. There were no operating leases in non-accrual status at both December 31, 2016 and 2015.

Direct financing leases:

As of December 31, 2016 and 2015, investment in direct financing leases consists of various types of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Total minimum lease payments receivable	$48	$94
Estimated residual values of leased equipment (unguaranteed)	1	4
Investment in direct financing leases	49	98
Less unearned income	(17)	(36)
Net investment in direct financing leases	$32	$62

As of December 31, 2016 and 2015, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2017	5,359	26	5,385
2018	3,991	22	4,013
2019	1,230	—	1,230
2020	217	—	217
2021	54	—	54
	$10,851	$48	$10,899

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessel	20 – 30
Air support equipment	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$5	$—	$—	$5
Provision for credit losses	—	—	5	63	—	68
Balance December 31, 2015	—	—	10	63	—	73
Provision for credit losses	—	—	21	6	—	27
Balance December 31, 2016	$—	$—	$31	$69	$—	$100

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2016 and 2015, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$69	$—
Ending balance: individually evaluated for impairment	$69	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$86	$32
Ending balance: individually evaluated for impairment	$86	$32
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2015	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$63	$—
Ending balance: individually evaluated for impairment	$63	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$461	$62
Ending balance: individually evaluated for impairment	$461	$62
Ending balance: collectively evaluated for impairment	$—	$—

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2016 and 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2016	2015	2016	2015
Pass	$—	$362	$32	$62
Special mention	—	—	—	—
Substandard	86	99	—	—
Doubtful	—	—	—	—
Total	$86	$461	$32	$62

As of December 31, 2016 and 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	86	86	69	91	—
Total	$86	$86	$69	$91	$—

	Impaired Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	99	99	63	104	—
Total	$99	$99	$63	$104	$—

At December 31, 2016 and 2015, the investment in financing receivables is aged as follows (in thousands):

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$86	$86	$—
Finance leases	—	—	—	—	32	32	—
Total	$—	$—	$—	$—	$118	$118	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$461	$461	$—
Finance leases	—	—	—	—	62	62	—
Total	$—	$—	$—	$—	$523	$523	$—

As of December 31, 2016 and 2015, the Company had two notes receivable on non-accrual status (See Note 4).

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$841	$1,190
Asset management fees to Managing Member	486	573
	$1,327	$1,763

8. Non-recourse debt:

At December 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2016, gross operating lease rentals totaled approximately $8.4 million over the remaining lease terms; and the carrying value of the pledged assets is $19.9 million. The notes mature at various dates from 2017 through 2019.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2017	3,932	166	4,098
2018	3,233	71	3,304
2019	996	8	1,004
	$8,161	$245	$8,406

9. Long-term debt:

As of December 31, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

10. Borrowing facilities:

The Company participates with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2016 and 2015, borrowings under the Credit Facility were as follows (in thousands):

	2016	2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,030)	(1,090)
Amounts borrowed by institutional leasing trust under institutional line	(8,488)	—
Total remaining available under the venture, acquisition and warehouse facilities	$65,482	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $22 million, 0.46 to 1, and 27.19 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of December 31, 2016, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2016 and 2015.

11. Commitments:

At December 31, 2016, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

13. Members’ capital:

A total of 8,316,662 Units and 8,367,055 Units were issued and outstanding at December 31, 2016 and 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	2016	2015
Distributions declared	$7,497	$7,532
Weighted average number of Units outstanding	8,351,160	8,376,885
Weighted average distributions per Unit	$0.90	$0.90

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. The Company recorded non-recurring adjustments to reduce the cost basis of impaired notes receivable and investment in securities during 2016. The Company recorded non-recurring adjustments to reduce the cost basis of impaired notes receivable and equipment during 2015.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio approximated $247 thousand and $569 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2016	2015
Fair value of warrants at beginning of period	$569	$595
Unrealized loss on fair value adjustment for warrants	(322)	(26)
Fair value of warrants at end of period	$247	$569

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

During 2015, the Company recorded fair value adjustments totaling $63 thousand relative to two impaired notes. During 2016, the Company recorded additional fair value adjustments totaling $6 thousand relative to the two impaired notes. The fair value adjustments were non-recurring and were based upon an estimated valuation of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Impaired off-lease equipment (non-recurring)

During 2016 and 2015, the Company recorded fair value adjustments totaling $50 thousand and $49 thousand, respectively, to reduce the cost basis of certain off-lease equipment (assets) deemed impaired. The fair value adjustments recorded during 2016 and 2015 were non-recurring. As of December 31, 2016, such equipment has been disposed of at a loss.

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

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2016, the Company recorded fair value adjustments totaling $210 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues. During 2015, the Company recorded no fair value adjustments related to investments in securities.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$17	$—	$—	$17
Impaired investment in securities	67	—	—	67

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$36	$—	$—	$36
Impaired off-lease equipment	200	—	—	200

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2016 and 2015:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.08 – 9.08
			Risk-free interest rate	0.44% – 2.39%
			Annualized volatility	39.31% – 103.87%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1,000.00
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.62 – 7.01
			Risk-free interest rate	0.52% – 2.09%
			Annualized volatility	13.96% – 100.00%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Impaired Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$200,000 (total of $200,000)
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,639	$4,639	$—	$—	$4,639
Notes receivable, net	17	—	—	17	17
Investment in securities	121	—	—	121	121
Warrants, fair value	247	—	—	247	247
Financial liabilities:
Non-recourse debt	8,161	—	—	8,178	8,178
Long-term debt	2,068	—	—	2,324	2,324

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,817	$2,817	$—	$—	$2,817
Notes receivable, net	398	—	—	398	398
Investment in securities	368	—	—	368	368
Warrants, fair value	569	—	—	569	569
Financial liabilities:
Non-recourse debt	12,297	—	—	12,315	12,315
Long-term debt	2,068	—	—	2,248	2,248

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $102 thousand and $73 thousand, respectively.

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

Date: March 17, 2017

ATEL 14, LLC (Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.