Form 10-Q
period 2017-03-31
ATEL 14, LLC
filed 2017-05-12
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 8,310,108.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,892	$4,639
Accounts receivable, net	68	428
Notes receivable, net	—	17
Investment in securities	121	121
Warrants, fair value	246	247
Investments in equipment and leases, net	26,947	28,488
Prepaid expenses and other assets	91	98
Total assets	$31,365	$34,038
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$65	$168
Affiliates	99	42
Accrued distributions to Other Members	800	803
Other	524	522
Non-recourse debt	7,151	8,161
Long-term debt	2,068	2,068
Unearned operating lease income	139	161
Total liabilities	10,846	11,925
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,519	22,113
Total Members’ capital	20,519	22,113
Total liabilities and Members’ capital	$31,365	$34,038

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,931	$2,495
Direct financing leases	4	6
Interest on notes receivable	—	8
Gain on sales of lease assets and early termination of notes receivable	219	372
Unrealized (loss) gain on fair value adjustment for warrants	(1)	7
Other	71	3
Total revenues	2,224	2,891
Expenses:
Depreciation of operating lease assets	1,094	1,487
Asset management fees to Managing Member	81	130
Cost reimbursements to Managing Member and/or affiliates	212	215
(Reversal of) provision for credit losses	(31)	21
Impairment losses on equipment	21	50
Amortization of initial direct costs	4	7
Interest expense	71	96
Professional fees	62	91
Outside services	35	25
Taxes on income and franchise fees	20	8
Bank charges	27	31
Railcar maintenance	117	108
Other	41	32
Total expenses	1,754	2,301
Net income	$470	$590
Net income:
Managing Member	$151	$152
Other Members	319	438
	$470	$590
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.05
Weighted average number of Units outstanding	8,310,108	8,365,324

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2015	8,367,055	$27,722	$—	$27,722
Repurchase of Units	(50,393)	(151)	—	(151)
Distributions to Other Members ($0.90 per Unit)	—	(7,497)	—	(7,497)
Distributions to Managing Member	—	—	(608)	(608)
Net income	—	2,039	608	2,647
Balance December 31, 2016	8,316,662	22,113	—	22,113
Repurchase of Units	(16,952)	(54)	—	(54)
Distributions to Other Members ($0.22 per Unit)	—	(1,859)	—	(1,859)
Distributions to Managing Member	—	—	(151)	(151)
Net income	—	319	151	470
Balance March 31, 2017 (Unaudited)	8,299,710	$20,519	$—	$20,519

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$470	$590
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(219)	(372)
Depreciation of operating lease assets	1,094	1,487
Amortization of initial direct costs	4	7
(Reversal of) provision for credit losses	(31)	21
Impairment losses on equipment	21	50
Unrealized loss (gain) on fair value adjustment for warrants	1	(7)
Changes in operating assets and liabilities:
Accounts receivable	390	(37)
Prepaid expenses and other assets	7	(3)
Accounts payable, Managing Member	(103)	(9)
Accrued distributions to Other Members	—	1
Accounts payable, other	2	66
Accrued liabilities, affiliates	57	73
Unearned operating lease income	(22)	20
Net cash provided by operating activities	1,671	1,887
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	638	862
Principal payments received on direct financing leases	3	11
Principal payments received on notes receivable	18	135
Net cash provided by investing activities	659	1,008
Financing activities:
Repayments under non-recourse debt	(1,010)	(1,053)
Distributions to Other Members	(1,862)	(1,880)
Distributions to Managing Member	(151)	(152)
Repurchase of Units	(54)	(9)
Net cash used in financing activities	(3,077)	(3,094)
Net decrease in cash and cash equivalents	(747)	(199)
Cash and cash equivalents at beginning of period	4,639	2,817
Cash and cash equivalents at end of period	$3,892	$2,618
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$51	$77
Cash paid during the period for taxes	$42	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$800	$814
Distributions payable to Managing Member at period-end	$65	$66

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

As of March 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.6 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,299,710 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $121 thousand of purchased securities at both March 31, 2017 and December 31, 2016. There was no gain on sales or dispositions of investment in securities during the three months ended March 31, 2017 and 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2017 and 2016, the Company recorded an unrealized loss of $1 thousand and unrealized gains of $7 thousand on fair valuation of its warrants, respectively. The unrealized loss recorded during the current year period decreased the estimated fair value of the Company’s portfolio of warrants to $246 thousand at March 31, 2017 from $247 thousand at December 31, 2016. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of March 31, 2017, the terms of the notes receivable are from 84 to 90 months and bear interest at rate 18% per annum. The notes had a net outstanding balance of $0 and $17 thousand at March 31, 2017 and December 31, 2016, respectively. The notes all mature in 2020.

At both March 31, 2017 and December 31, 2016, two of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

	Notes receivable
	Non-accrual
	March 31, 2017	December 31, 2016
Number of notes	2	2
Net investment value	$68	$86
Annual interest rate	18.00%	18.00%
Fair value adjustments	$68	$69
Fair value amount	$—	$17
Interest income not recorded relative to original terms	$8	$8

Date	Note modifications:
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Term loan matures on January 1, 2020.

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$10	$63	$73
Provision for credit losses	21	6	27
Balance December 31, 2016	31	69	100
Reversal of provision for credit losses	(30)	(1)	(31)
Balance March 31, 2017	$1	$68	$69

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2017 and December 31, 2016, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$68	$—
Ending balance: individually evaluated for impairment	$68	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$68	$29
Ending balance: individually evaluated for impairment	$68	$29
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$69	$—
Ending balance: individually evaluated for impairment	$69	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$86	$32
Ending balance: individually evaluated for impairment	$86	$32
Ending balance: collectively evaluated for impairment	$—	$—

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

At March 31, 2017, and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Pass	$—	$—	$29	$32
Special mention	68	—	—	—
Substandard	—	86	—	—
Doubtful	—	—	—	—
Total	$68	$86	$29	$32

As of March 31, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	68	68	68	68	—
Total	$68	$68	$68	$68	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	86	86	69	91	—
Total	$86	$86	$69	$91	$—

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2017 and December 31, 2016, the investment in financing receivables is aged as follows (in thousands):

March 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$68	$68	$—
Finance leases	—	—	—	—	29	29	—
Total	$—	$—	$—	$—	$97	$97	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$86	$86	$—
Finance leases	—	—	—	—	32	32	—
Total	$—	$—	$—	$—	$118	$118	$—

At both March 31, 2017 and December 31, 2016, the Company had two notes receivable which were on non-accrual status (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$27,663	$(421)	$(1,093)	$26,149
Net investment in direct financing leases	32	—	(3)	29
Assets held for sale or lease, net	769	(19)	(1)	749
Initial direct costs, net of accumulated amortization of $87 at March 31, 2017 and $83 at December 31, 2016	24	—	(4)	20
Total	$28,488	$(440)	$(1,101)	$26,947

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

As a result of these reviews, the Company recorded impairment losses of $21 thousand and $50 thousand during the three months ended March 31, 2017 and 2016, respectively.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.1 million and $1.5 million for the respective three months ended March 31, 2017 and 2016.

IDC amortization expense related to operating leases and direct financing leases totaled $4 thousand and $7 thousand for the respective three months ended March 31, 2017 and 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Improvements	Reclassifications or Dispositions	Balance March 31, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,967	—	946	9,913
Manufacturing	7,832	—	(1,237)	6,595
Transportation	7,516	—	—	7,516
Materials handling	2,599	—	(328)	2,271
Construction	2,974	—	(782)	2,192
Research	2,250	—	—	2,250
Agriculture	541	—	1	542
Air support equipment	120	—	—	120
Other	82	—	1	83
	52,291	—	(1,399)	50,892
Less accumulated depreciation	(24,628)	(1,093)	978	(24,743)
Total	$27,663	$(1,093)	$(421)	$26,149

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both March 31, 2017 and December 31, 2016. There were no operating leases in non-accrual status at both March 31, 2017 and December 31, 2016.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2017 and December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Balance March 31, 2017	Balance December 31, 2016
Total minimum lease payments receivable	$41	$48
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	42	49
Less unearned income	(13)	(17)
Net investment in direct financing leases	$29	$32

As of March 31, 2017 and December 31, 2016, there were no investments in direct financing leases in non-accrual status.

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2017	$3,903	$19	$3,922
Year ending December 31, 2018	3,988	22	4,010
2019	1,230	—	1,230
2020	217	—	217
2021	54	—	54
	$9,392	$41	$9,433

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$212	$215
Asset management fees to Managing Member	81	130
	$293	$345

7. Non-recourse debt:

At March 31, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2017, gross operating lease rentals totaled $7.3 million over the remaining lease terms, and the carrying value of the pledged assets is $19.0 million. The notes mature at various dates from 2017 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2017	$2,922	$114	$3,036
Year ending December 31, 2018	3,233	71	3,304
2019	996	8	1,004
	$7,151	$193	$7,344

8. Long-term debt:

As of March 31, 2017, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of March 31, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,015)	(1,030)
Amount borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the venture, acquisition and warehouse facilities	$73,985	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.5 million, 0.45 to 1, and 27.01 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding at March 31, 2017 and December 31, 2016.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of March 31, 2017, the investment program participants were the Company, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

There were no borrowings under the Warehouse Facility as of March 31, 2017 and December 31, 2016.

10. Commitments:

At March 31, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,299,710 Units and 8,316,662 Units were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions declared	$1,859	$1,880
Weighted average number of Units outstanding	8,310,108	8,365,324
Weighted average distributions per Unit	$0.22	$0.22

12. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2017. During the year ended December 31, 2016 certain notes receivable and investment securities were deemed impaired and measured at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio approximated $246 thousand and $247 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$247	$569
Unrealized (loss) gains on fair valuation of warrants	(1)	7
Fair value of warrants at end of period	$246	$576

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the three months ended March 31, 2017, the Company did not record fair value adjustments on notes receivable. During the three months ended March 31, 2016, fair value adjustments totaling $6 thousand were recorded to further reduce the cost basis of two impaired notes that were originally written-down in 2015.

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

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2017 and 2016, the Company recorded fair value adjustments totaling $21 thousand and $50 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment.

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

During the three months ended March 31, 2017 no fair value adjustments on investment securities were made. During the year ended December 31, 2016, the Company recorded fair value adjustments totaling $210

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value

Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$40	$—	$—	$40

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value

Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$17	$—	$—	$17
Impaired investment in securities	67	—	—	67

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	3.37 – 8.83
			Risk-free interest rate	1.57% – 2.33%
			Annualized volatility	44.10% – 103.37%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$20,000 (total of $40,000)
			Equipment condition	Poor to Average

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.08 – 9.08
			Risk-free interest rate	0.44% – 2.39%
			Annualized volatility	39.31% – 103.87%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,892	$3,892	$—	$—	$3,892
Investment in securities	121	—	—	121	121
Warrants, fair value	246	—	—	246	246
Financial liabilities:
Non-recourse debt	7,151	—	—	7,165	7,165
Long-term debt	2,068	—	—	2,342	2,342

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,639	$4,639	$—	$—	$4,639
Notes receivable, net	17	—	—	17	17
Investment in securities	121	—	—	121	121
Warrants, fair value	247	—	—	247	247
Financial liabilities:
Non-recourse debt	8,161	—	—	8,178	8,178
Long-term debt	2,068	—	—	2,324	2,324

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

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $470 thousand and $590 thousand, for the three months ended March 31, 2017 and 2016, respectively. Results for the first quarter of 2017 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2017 decreased by $667 thousand, or 23%, as compared to the prior year period. Such decrease was largely due to a $564 thousand, or 23% reduction in operating lease revenues, mainly the result of run-off and dispositions of lease assets; and a $153 thousand lesser gain, by 41%, realized on sales of lease assets and early termination of notes receivable, mainly attributable to a lower volume of sales activities during 2017. Such decreases were partially offset by a $68 thousand year over year increase in other revenues, the result of deferred maintenance charges associated with returned equipment.

Expenses

Total expenses for the first quarter of 2017 decreased by $547 thousand, or 24%, as compared to the prior year period. The decrease in total expenses was largely a result of a $393 thousand, or 26%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $52 thousand, or 248% favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectible; and a $49 thousand, or 38%, decline in asset management fees to Managing Member, directly attributable to a reduced level of assets under management and associated operating lease revenues.

Capital Resources and Liquidity

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $3.9 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,671	$1,887
Investing activities	659	1,008
Financing activities	(3,077)	(3,094)
Net decrease in cash and cash equivalents	$(747)	$(199)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the respective three month periods ended March 31, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $638 thousand and $862 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective periods as well.

During the same comparative periods, cash was primarily used to make distributions, and to pay down non-recourse debt. Distributions paid and cash payments made to reduce non-recourse debt amounted to $3.0 million and $3.1 million, respectively, for both of the indicated reporting periods.

Revolving credit facility

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $20.5 million, 0.45 to 1, and 27.01 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2017 (in thousands):

Net income – GAAP basis	$2,527
Interest expense	328
Depreciation and amortization	5,230
Amortization of initial direct costs	20
Impairment losses	21
Reversal of provision for credit losses	(25)
Provision for losses on investment in securities	149
Unrealized loss on fair valuation of warrants	330
Principal payments received on direct financing leases	20
Principal payments received on notes receivable	258
EBITDA (for Credit Facility financial covenant calculation only)	$8,858

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through March 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2017, and paid through March 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Feb 2017	Jan – Mar 2017	1,862				1,862		0.22	8,314,064
		$46,422		$—		$46,422		$6.49
Source of distributions
Lease and loan payments received		$46,422	100.00%	$—	0.00%	$46,422	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$46,422	100.00%	—	0.00%	$46,422	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, and December 31, 2016 to February 28, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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