Form 10-Q
period 2017-06-30
ATEL 14, LLC
filed 2017-08-10
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 8,293,210.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,056	$4,639
Accounts receivable, net	62	428
Notes receivable, net	—	17
Investment in securities	121	121
Warrants, fair value	246	247
Investments in equipment and leases, net	25,725	28,488
Prepaid expenses and other assets	102	98
Total assets	$28,312	$34,038
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$67	$168
Affiliates	52	42
Accrued distributions to Other Members	798	803
Other	557	522
Non-recourse debt	6,135	8,161
Senior long-term debt	2,068	2,068
Unearned operating lease income	177	161
Total liabilities	9,854	11,925
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,458	22,113
Total Members’ capital	18,458	22,113
Total liabilities and Members’ capital	$28,312	$34,038

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,814	$2,293	$3,745	$4,788
Direct financing leases	3	5	7	11
Interest on notes receivable	—	5	—	13
(Loss) gain on sales of lease assets and early termination of notes receivable	(23)	(126)	196	246
Unrealized (loss) gain on fair value adjustment for warrants	—	(4)	(1)	3
Other	4	5	75	8
Total revenues	1,798	2,178	4,022	5,069
Expenses:
Depreciation of operating lease assets	1,070	1,484	2,164	2,971
Asset management fees to Managing Member	98	121	179	251
Cost reimbursements to Managing Member and/or affiliates	197	203	409	418
(Reversal of) provision for credit losses	(19)	(11)	(50)	10
Impairment losses on equipment	—	—	21	50
Amortization of initial direct costs	5	6	9	13
Interest expense	64	90	135	186
Professional fees	64	22	126	113
Outside services	33	21	68	46
Taxes on income and franchise fees	115	6	135	14
Railcar maintenance	113	102	230	210
Other	92	57	160	120
Total expenses	1,832	2,101	3,586	4,402
Net (loss) income	$(34)	$77	$436	$667
Net income (loss):
Managing Member	$150	$153	$301	$305
Other Members	(184)	(76)	135	362
	$(34)	$77	$436	$667
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.01)	$0.02	$0.04
Weighted average number of Units outstanding	8,295,880	8,364,003	8,302,955	8,364,664

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	8,367,055	$27,722	—	$27,722
Repurchase of Units	(50,393)	(151)	—	(151)
Distributions to Other Members ($0.90 per Unit)	—	(7,497)	—	(7,497)
Distributions to Managing Member	—	—	(608)	(608)
Net income	—	2,039	608	2,647
Balance December 31, 2016	8,316,662	22,113	—	22,113
Repurchase of Units	(23,452)	(72)	—	(72)
Distributions to Other Members ($0.45 per Unit)	—	(3,718)	—	(3,718)
Distributions to Managing Member	—	—	(301)	(301)
Net income	—	135	301	436
Balance June 30, 2017 (Unaudited)	8,293,210	$18,458	$—	$18,458

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net (loss) income	$(34)	$77	$436	$667
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	23	126	(196)	(246)
Depreciation of operating lease assets	1,070	1,484	2,164	2,971
Amortization of initial direct costs	5	6	9	13
(Reversal of) provision for credit losses	(19)	(11)	(50)	10
Impairment losses on equipment	—	—	21	50
Unrealized loss (gain) on fair value adjustment for warrants	—	4	1	(3)
Changes in operating assets and liabilities:
Accounts receivable	7	98	397	61
Prepaid expenses and other assets	(11)	11	(4)	8
Accounts payable, Managing Member	2	1	(101)	(8)
Accrued distributions to Other Members	—	(1)	—	—
Accounts payable, other	33	(40)	35	26
Accrued liabilities, affiliates	(47)	(121)	10	(48)
Unearned operating lease income	38	(87)	16	(67)
Net cash provided by operating activities	1,067	1,547	2,738	3,434
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	121	452	759	1,314
Principal payments received on direct financing leases	3	12	6	23
Principal payments received on notes receivable	18	84	36	219
Net cash provided by investing activities	142	548	801	1,556
Financing activities:
Repayments under non-recourse debt	(1,016)	(1,049)	(2,026)	(2,102)
Distributions to Other Members	(1,861)	(1,879)	(3,723)	(3,759)
Distributions to Managing Member	(150)	(153)	(301)	(305)
Repurchase of Units	(18)	(6)	(72)	(15)
Net cash used in financing activities	(3,045)	(3,087)	(6,122)	(6,181)
Net decrease in cash and cash equivalents	(1,836)	(992)	(2,583)	(1,191)
Cash and cash equivalents at beginning of period	3,892	2,618	4,639	2,817
Cash and cash equivalents at end of period	$2,056	$1,626	$2,056	$1,626
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45	$71	$96	$148
Cash paid during the period for taxes	$91	$42	$133	$44
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$798	$813	$798	$813
Distributions payable to Managing Member at period-end	$65	$66	$65	$66

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

As of June 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.6 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,293,210 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $121 thousand of purchased securities at both June 30, 2017 and December 31, 2016. There was no gain on sales or dispositions of investment in securities during the three and six months ended June 30, 2017 and 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended June 30, 2017 and 2016, the Company recorded an unrealized loss of $0 and $4 thousand, respectively, and during the six months ended June 30, 2017 and 2016, the Company recorded unrealized losses of $1 thousand and unrealized gains of $3 thousand, respectively, to adjust its warrants to fair value. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants were $246 thousand and $247 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of June 30, 2017, the terms of the notes receivable are from 84 to 90 months and bear interest at rate 18% per annum. The notes had a net carrying value of $0 and $17 thousand at June 30, 2017 and December 31, 2016, respectively. The notes all mature in 2020.

At both June 30, 2017 and December 31, 2016, two of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

	Notes receivable
	Non-accrual
	June 30, 2017	December 31, 2016
Number of notes	2	2
Net investment value	$50	$86
Annual interest rate	18.00%	18.00%
Fair value adjustments	$50	$69
Fair value amount	$—	$17
Interest income not recorded relative to original terms	$8	$8

Date	Note modifications:
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015. Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$10	$63	$73
Provision for credit losses	21	6	27
Balance December 31, 2016	31	69	100
Reversal of provision for credit losses	(31)	(19)	(50)
Balance June 30, 2017	$—	$50	$50

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2017 and December 31, 2016, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$50	$—
Ending balance: individually evaluated for impairment	$50	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$50	$26
Ending balance: individually evaluated for impairment	$50	$26
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$69	$—
Ending balance: individually evaluated for impairment	$69	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$86	$32
Ending balance: individually evaluated for impairment	$86	$32
Ending balance: collectively evaluated for impairment	$—	$—

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

At June 30, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Pass	$—	$—	$26	$32
Special mention	50	—	—	—
Substandard	—	86	—	—
Doubtful	—	—	—	—
Total	$50	$86	$26	$32

As of June 30, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	50	50	50	59	—
Total	$50	$50	$50	$59	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	86	86	69	91	—
Total	$86	$86	$69	$91	$—

At June 30, 2017 and December 31, 2016, the investment in financing receivables is aged as follows (in thousands):

June 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$50	$50	$—
Finance leases	—	—	—	—	26	26	—
Total	$—	$—	$—	$—	$76	$76	$—

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$86	$86	$—
Finance leases	—	—	—	—	32	32	—
Total	$—	$—	$—	$—	$118	$118	$—

At both June 30, 2017 and December 31, 2016, the Company had two notes receivable which were on non-accrual status (See Note 3).

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$27,663	$(396)	$(2,163)	$25,104
Net investment in direct financing leases	32	—	(6)	26
Assets held for sale or lease, net	769	(188)	(1)	580
Initial direct costs, net of accumulated amortization of $88 at June 30, 2017 and $83 at December 31, 2016	24	—	(9)	15
Total	$28,488	$(584)	$(2,179)	$25,725

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

As a result of these reviews, the Company recorded no impairment losses during the three months ended June 30, 2017 and 2016, respectively, and recorded $21 thousand and $50 thousand for the respective six months ended June 30, 2017 and 2016.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.1 million and $1.5 million for the respective three months ended June 30, 2017 and 2016, and totaled $2.2 million and $3.0 million for the respective six months ended June 30, 2017 and 2016.

Initial direct cost amortization expense related to operating leases and direct financing leases totaled $5 thousand and $6 thousand for the respective three months ended June 30, 2017 and 2016, and totaled $9 thousand and $13 thousand for the respective six months ended June 30, 2017 and 2016.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Improvements	Reclassifications or Dispositions	Balance June 30, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,967	—	847	9,814
Transportation	7,516	—	—	7,516
Manufacturing	7,832	—	(1,237)	6,595
Research	2,250	—	—	2,250
Construction	2,974	—	(782)	2,192
Materials handling	2,599	—	(487)	2,112
Agriculture	541	—	311	852
Air support equipment	120	—	—	120
Other	82	—	1	83
	52,291	—	(1,347)	50,944
Less accumulated depreciation	(24,628)	(2,163)	951	(25,840)
Total	$27,663	$(2,163)	$(396)	$25,104

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both June 30, 2017 and December 31, 2016. There were no operating leases in non-accrual status at both June 30, 2017 and December 31, 2016.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of June 30, 2017 and December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Balance June 30, 2017	Balance December 31, 2016
Total minimum lease payments receivable	$34	$48
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	35	49
Less unearned income	(9)	(17)
Net investment in direct financing leases	$26	$32

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

As of June 30, 2017 and December 31, 2016, there were no investments in direct financing leases in non-accrual status.

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2017	$2,550	$12	$2,562
Year ending December 31, 2018	4,014	22	4,036
2019	1,252	—	1,252
2020	224	—	224
2021	54	—	54
	$8,094	$34	$8,128

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$197	$203	$409	$418
Asset management fees to Managing Member	98	121	179	251
	$295	$324	$588	$669

7. Non-recourse debt:

At June 30, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2017, gross operating lease rentals totaled $6.3 million over the remaining lease terms, and the carrying value of the pledged assets is $18.0 million. The notes mature at various dates from 2017 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2017	$1,906	$70	$1,976
Year ending December 31 2018	3,233	71	3,304
2019	996	8	1,004
	$6,135	$149	$6,284

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Senior long-term debt:

As of June 30, 2017, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of June 30, 2017, the Credit Facility has been extended to June 30, 2019 for an amount of $75 million. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(985)	(1,030)
Amount borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the venture, acquisition and warehouse facilities	$74,015	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $18.5 million, 0.44 to 1, and 23.67 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding at June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

There were no borrowings under the Warehouse Facility as of June 30, 2017 and December 31, 2016.

10. Commitments:

At June 30, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,293,210 Units and 8,316,662 Units were issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions declared	$1,859	$1,879	$3,718	$3,759
Weighted average number of Units outstanding	8,295,880	8,364,003	8,302,955	8,364,664
Weighted average distributions per Unit	$0.22	$0.22	$0.45	$0.45

12. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2017. As of December 31, 2016, certain notes receivable and investment securities were deemed impaired and measured at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio approximated $246 thousand and $247 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$246	$576	$247	$569
Unrealized (loss) gain on fair value adjustment for warrants	—	(4)	(1)	3
Fair value of warrants at end of period	$246	$572	$246	$572

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the three and six months ended June 30, 2017, the Company did not record fair value adjustments on notes receivable. During the three and six months ended June 30, 2016, fair value adjustments totaling $0 and $6 thousand, respectively, were recorded to further reduce the cost basis of two impaired notes that were originally written-down in 2015.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Impaired off-lease equipment (non-recurring)

During the three months ended June 30, 2017 and 2016, no fair value adjustments were made. During the six months ended June 30, 2017 and 2016, the Company recorded fair value adjustments totaling $21 thousand and $50 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment.

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

During the three and six months ended June 30, 2017, no fair value adjustments on investment securities were made. During the year ended December 31, 2016, the Company recorded fair value adjustments totaling $210 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired notes receivable, net	$17	$—	$—	$17
Impaired investment in securities	67	—	—	67

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	3.12 – 8.58
			Risk-free interest rate	1.56% – 2.23%
			Annualized volatility	54.22% – 102.16%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.08 – 9.08
			Risk-free interest rate	0.44% – 2.39%
			Annualized volatility	39.31% – 103.87%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

Non-recourse debt and Senior long-term debt

The fair value of the Company’s non-recourse and senior long-term debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,056	$2,056	$—	$—	$2,056
Investment in securities	121	—	—	121	121
Warrants, fair value	246	—	—	246	246
Financial liabilities:
Non-recourse debt	6,135	—	—	6,141	6,141
Senior long-term debt	2,068	—	—	2,357	2,357

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,639	$4,639	$—	$—	$4,639
Notes receivable, net	17	—	—	17	17
Investment in securities	121	—	—	121	121
Warrants, fair value	247	—	—	247	247
Financial liabilities:
Non-recourse debt	8,161	—	—	8,178	8,178
Senior long-term debt	2,068	—	—	2,324	2,324

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

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net loss of $34 thousand and net income of $77 thousand for the respective three month periods ended June 30, 2017 and 2016. The results for the second quarter of 2017 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2017 decreased by $380 thousand, or 17%, as compared to the prior year period. This was largely attributable to a $479 thousand, or 21%, decrease in operating lease revenue, a result of continued run-off of the portfolio of lease assets; offset in part, by a $103 thousand, or 82%, decrease in the loss on sales of lease assets and early termination of notes receivables, due to a reduction in volume and a change in the mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2017 decreased by $269 thousand, or 13%, as compared to the prior year period. The net decrease in total expenses was largely a result of a $414 thousand, or 28%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; offset in part, by a $109 thousand increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payments, and a $42 thousand, or 191%, increase in professional fees, due to year over year differences in timing and related billing for professional audit and tax services.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $436 thousand and $667 thousand for the six months ended June 30, 2017 and 2016, respectively. The results for the first half of 2017 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2017 decreased by $1.0 million, or 21%, as compared to the prior year period. Such decrease was largely due to a $1.0 million, or 22%, reduction in operating lease revenues, mainly the result of continued portfolio run-off and sales of lease assets; a $50 thousand, or 20%, decrease in gain on sales of lease assets and early termination of notes receivable, primarily attributable to lower volume of sales activities and a change in the mix of assets sold and a $13 thousand, or 100%, decrease in interest on notes receivables due to the maturity of certain notes; offset in part, by a $67 thousand year over year increase in other revenues, the result of deferred maintenance charges associated with returned equipment.

Expenses

Total operating expenses for the six months ended June 30, 2017 decreased by $816 thousand, or 19%, as compared to the prior year period. The net decrease in total expenses was largely a result of an $807 thousand, or 27%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $72 thousand, or 29%, decline in asset management fees to Managing Member, directly attributable to a reduced level of assets under management and associated operating lease revenues, and a $60 thousand, or 6 times, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectible; offset, in part, by a $121 thousand increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payments.

Capital Resources and Liquidity

At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $2.1 million and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$1,067	$1,547	$2,738	$3,434
Investing activities	142	548	801	1,556
Financing activities	(3,045)	(3,087)	(6,122)	(6,181)
Net decrease in cash and cash equivalents	$(1,836)	$(992)	$(2,583)	$(1,191)

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the respective three month periods ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $121 thousand and $452 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective periods as well.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid amounted to $2.0 million for both the three months ended June 30, 2017 and 2016, while total non-recourse debt repayments amounted to $1.0 million for both the three months ended June 30, 2017 and 2016.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the respective six months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $759 thousand and $1.3 million of proceeds from sales of lease assets and/or the early termination of notes receivables during the respective periods.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid amounted to $4.0 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively, while total non-recourse debt repayments amounted to $2.0 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Credit Facility has been extended to June 30, 2019 for an amount of $75 million. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $18.5 million, 0.44 to 1, and 23.67 to 1, respectively, as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2017 (in thousands):

Net income – GAAP basis	$2,416
Interest expense	302
Depreciation and amortization	3,747
Amortization of initial direct costs	19
Impairment losses	21
(Reversal) for credit losses	(33)
Provision for losses on investment in securities	149
Unrealized loss on fair value adjustment for warrants	325
Principal payments received on direct financing leases	11
Principal payments received on notes receivable	192
EBITDA (for Credit Facility financial covenant calculation only)	$7,149

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through June 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of May 31, 2017, and paid through June 30, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – May 2017	Jan – Jun 2017	3,723		—		3,723		0.45	8,302,955
		$48,283		$—		$48,283		$6.72
Source of distributions
Lease and loan payments received		$48,283	100.00%	$—	0.00%	$48,283	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$48,283	100.00%	—	0.00%	$48,283	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, and December 31, 2016 to May 31, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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