Form 10-Q
period 2017-09-30
ATEL 14, LLC
filed 2017-11-09
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 8,271,094.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$734	$4,639
Accounts receivable, net	140	428
Notes receivable, net	—	17
Investment in securities	121	121
Warrants, fair value	245	247
Investments in equipment and leases, net	24,352	28,488
Prepaid expenses and other assets	107	98
Total assets	$25,699	$34,038
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$79	$168
Affiliates	65	42
Accrued distributions to Other Members	797	803
Other	641	522
Non-recourse debt	5,125	8,161
Senior long-term debt	2,068	2,068
Unearned operating lease income	123	161
Total liabilities	8,898	11,925
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,801	22,113
Total Members’ capital	16,801	22,113
Total liabilities and Members’ capital	$25,699	$34,038

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,777	$2,152	$5,522	$6,940
Direct financing leases	3	4	10	15
Interest on notes receivable	—	—	—	13
Gain on sales of lease assets and early termination of notes receivable	182	27	378	273
Gain on sales or dispositions of investment in securities	—	61	—	61
Unrealized (loss) gain on fair value adjustment for warrants	(1)	1	(2)	4
Other	2	4	77	12
Total revenues	1,963	2,249	5,985	7,318
Expenses:
Depreciation of operating lease assets	1,020	1,381	3,184	4,352
Asset management fees to Managing Member	94	89	273	340
Cost reimbursements to Managing Member and/or affiliates	178	216	587	634
(Reversal of) provision for credit losses	(11)	60	(61)	70
Impairment losses on equipment	—	—	21	50
Amortization of initial direct costs	4	5	13	18
Interest expense	58	84	193	270
Professional fees	15	31	141	144
Outside services	23	14	91	60
Taxes on income and franchise fees	56	6	191	20
Bank charges	27	42	93	97
Railcar maintenance	48	50	278	260
Other	58	62	152	127
Total expenses	1,570	2,040	5,156	6,442
Net income	$393	$209	$829	$876
Net income:
Managing Member	$150	$151	$451	$456
Other Members	243	58	378	420
	$393	$209	$829	$876
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.01	$0.05	$0.05
Weighted average number of Units outstanding	8,281,477	8,350,658	8,295,717	8,359,961

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	8,367,055	$27,722	—	$27,722
Repurchase of Units	(50,393)	(151)	—	(151)
Distributions to Other Members ($0.90 per Unit)	—	(7,497)	—	(7,497)
Distributions to Managing Member	—	—	(608)	(608)
Net income	—	2,039	608	2,647
Balance December 31, 2016	8,316,662	22,113	—	22,113
Repurchase of Units	(45,568)	(124)	—	(124)
Distributions to Other Members ($0.67 per Unit)	—	(5,566)	—	(5,566)
Distributions to Managing Member	—	—	(451)	(451)
Net income	—	378	451	829
Balance September 30, 2017 (Unaudited)	8,271,094	$16,801	$—	$16,801

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net income	$393	$209	$829	$876
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(182)	(27)	(378)	(273)
Depreciation of operating lease assets	1,020	1,381	3,184	4,352
Amortization of initial direct costs	4	5	13	18
(Reversal of) provision for credit losses	(11)	60	(61)	70
Impairment losses on equipment	—	—	21	50
Gain on sales or dispositions of investment in securities	—	(61)	—	(61)
Unrealized loss (gain) on fair value adjustment for warrants	1	(1)	2	(4)
Changes in operating assets and liabilities:
Accounts receivable	(84)	(96)	313	(35)
Prepaid expenses and other assets	(5)	(16)	(9)	(8)
Accounts payable, Managing Member	12	(3)	(89)	(11)
Accounts payable, other	84	139	119	165
Accrued liabilities, affiliates	13	116	23	68
Unearned operating lease income	(54)	(44)	(38)	(111)
Net cash provided by operating activities	1,191	1,662	3,929	5,096
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	528	112	1,287	1,426
Principal payments received on direct financing leases	3	2	9	25
Proceeds from sales or dispositions of investment in securities	—	98	—	98
Principal payments received on notes receivable	17	152	53	371
Net cash provided by investing activities	548	364	1,349	1,920
Financing activities:
Repayments under non-recourse debt	(1,010)	(1,028)	(3,036)	(3,130)
Distributions to Other Members	(1,849)	(1,877)	(5,572)	(5,636)
Distributions to Managing Member	(150)	(151)	(451)	(456)
Repurchase of Units	(52)	(55)	(124)	(70)
Net cash used in financing activities	(3,061)	(3,111)	(9,183)	(9,292)
Net decrease in cash and cash equivalents	(1,322)	(1,085)	(3,905)	(2,276)
Cash and cash equivalents at beginning of period	2,056	1,626	4,639	2,817
Cash and cash equivalents at end of period	$734	$541	$734	$541
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$38	$64	$134	$212
Cash paid during the period for taxes	$3	$—	$136	$44
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$797	$808	$797	$808
Distributions payable to Managing Member at period-end	$65	$66	$65	$66

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

As of September 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.6 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,271,094 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $121 thousand of purchased securities at both September 30, 2017 and December 31, 2016. There was a $61 thousand gain on sales or dispositions of investment in securities during both the three and nine months ended September 30, 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended September 30, 2017 and 2016, the Company recorded an unrealized loss of $1 thousand and unrealized gain of $1 thousand, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recorded unrealized losses of $2 thousand and unrealized gains of $4 thousand, respectively, to adjust its warrants to fair value. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants were $245 thousand and $247 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of September 30, 2017, the terms of the notes receivable are from 84 to 90 months and bear interest rate at 18.00% per annum. The notes had net carrying values of $0 and $17 thousand at September 30, 2017 and December 31, 2016, respectively. The notes all mature in 2020.

At both September 30, 2017 and December 31, 2016, two of the Company’s notes receivable were on non-accrual status, respectively. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

	Notes receivable
	Non-accrual
	September 30, 2017	December 31, 2016
Number of notes	2	2
Net investment value	$33	$86
Annual interest rate	18.00%	18.00%
Fair value adjustments	$33	$69
Fair value amount	$—	$17
Interest income not recorded relative to original terms	$8	$8

Date	Note modifications:
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015. Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$10	$63	$73
Provision for credit losses	21	6	27
Balance December 31, 2016	31	69	100
Reversal of provision for credit losses	(25)	(36)	(61)
Balance September 30, 2017	$6	$33	$39

As of September 30, 2017 and December 31, 2016, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$33	$—
Ending balance: individually evaluated for impairment	$33	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$33	$23
Ending balance: individually evaluated for impairment	$33	$23
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$69	$—
Ending balance: individually evaluated for impairment	$69	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$86	$32
Ending balance: individually evaluated for impairment	$86	$32
Ending balance: collectively evaluated for impairment	$—	$—

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

At September 30, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Pass	$—	$—	$23	$32
Special mention	33	—	—	—
Substandard	—	86	—	—
Doubtful	—	—	—	—
Total	$33	$86	$23	$32

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	33	33	33	50	—
Total	$33	$33	$33	$50	$—

	Impaired Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	86	86	69	91	—
Total	$86	$86	$69	$91	$—

At September 30, 2017 and December 31, 2016, the investment in financing receivables is aged as follows (in thousands):

September 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$33	$33	$—
Finance leases	—	—	—	—	23	23	—
Total	$—	$—	$—	$—	$56	$56	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$86	$86	$—
Finance leases	—	—	—	—	32	32	—
Total	$—	$—	$—	$—	$118	$118	$—

At both September 30, 2017 and December 31, 2016, the Company had two notes receivable which were on non-accrual status (See Note 3).

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2017
Net investment in operating leases	$27,663	$(733)	$(3,182)	$23,748
Net investment in direct financing leases	32	—	(9)	23
Assets held for sale or lease, net	769	(197)	(2)	570
Initial direct costs, net of accumulated amortization of $57 at September 30, 2017 and $83 at December 31, 2016	24	—	(13)	11
Total	$28,488	$(930)	$(3,206)	$24,352

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

As a result of these reviews, the Company recorded no impairment losses during the three months ended September 30, 2017 and 2016, respectively, and recorded $21 thousand and $50 thousand for the respective nine months ended September 30, 2017 and 2016.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.0 million and $1.4 million for the respective three months ended September 30, 2017 and 2016, and totaled $3.2 million and $4.4 million for the respective nine months ended September 30, 2017 and 2016.

Initial direct cost amortization expense related to operating leases and direct financing leases totaled $4 thousand and $5 thousand for the respective three months ended September 30, 2017 and 2016, and totaled $13 thousand and $18 thousand for the respective nine months ended September 30, 2017 and 2016.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Improvements	Reclassifications or Dispositions	Balance September 30, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,967	—	573	9,540
Transportation	7,516	—	—	7,516
Manufacturing	7,832	—	(1,237)	6,595
Research	2,250	—	—	2,250
Materials handling	2,599	—	(920)	1,679
Construction	2,974	—	(1,710)	1,264
Agriculture	541	—	311	852
Air support equipment	120	—	—	120
Other	82	—	1	83
	52,291	—	(2,982)	49,309
Less accumulated depreciation	(24,628)	(3,182)	2,249	(25,561)
Total	$27,663	$(3,182)	$(733)	$23,748

The average estimated residual value for assets on operating leases was 39% and 38% of the assets’ original cost at September 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at both September 30, 2017 and December 31, 2016.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of September 30, 2017 and December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Balance September 30, 2017	Balance December 31, 2016
Total minimum lease payments receivable	$28	$48
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	29	49
Less unearned income	(6)	(17)
Net investment in direct financing leases	$23	$32

As of September 30, 2017 and December 31, 2016, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2017	$1,202	$6	$1,208
Year ending December 31, 2018	4,021	22	4,043
2019	1,252	—	1,252
2020	224	—	224
2021	54	—	54
	$6,753	$28	$6,781

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$178	$216	$587	$634
Asset management fees to Managing Member	94	89	273	340
	$272	$305	$860	$974

7. Non-recourse debt:

At September 30, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2017, gross operating lease rentals totaled $5.2 million over the remaining lease terms, and the carrying value of the pledged assets is $17.2 million. The notes mature at various dates from 2017 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2017	$896	$32	$928
Year ending December 31 2018	3,233	71	3,304
2019	996	8	1,004
	$5,125	$111	$5,236

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Senior long-term debt:

As of September 30, 2017, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of September 30, 2017, the Credit Facility has been extended to June 30, 2019 for an amount of $75 million. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,485)	(1,030)
Amount borrowed by institutional leasing trust under institutional line	(1,800)	(8,488)
Total remaining available under the venture, acquisition and warehouse facilities	$71,715	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.8 million, 0.43 to 1, and 28.52 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of September 30, 2017. As such, as of September 30, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company had no borrowings outstanding at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

There were no borrowings under the Warehouse Facility as of September 30, 2017 and December 31, 2016.

10. Commitments:

At September 30, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

A total of 8,271,094 Units and 8,316,662 Units were issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions declared	$1,848	$1,871	$5,566	$5,631
Weighted average number of Units outstanding	8,281,477	8,350,658	8,295,717	8,359,961
Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.67

12. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. During the nine months ending September 30, 2017 certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis, and such equipment had been disposed. As of December 31, 2016, certain notes receivable and investment securities were deemed impaired and measured at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio approximated $245 thousand and $247 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$246	$572	$247	$569
Unrealized (loss) gain on fair value adjustment for warrants	(1)	1	(2)	4
Fair value of warrants at end of period	$245	$573	$245	$573

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the three and nine months ended September 30, 2017, the Company did not record fair value adjustments on notes receivable. During the three and nine months ended September 30, 2016, fair value adjustments totaling $0 and $6 thousand, respectively, were recorded to further reduce the cost basis of two impaired notes that were originally written-down in 2015.

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

Impaired off-lease equipment (non-recurring)

During the three months ended September 30, 2017 and 2016, no fair value adjustments were made. During the nine months ended September 30, 2017 and 2016, the Company recorded fair value adjustments totaling $21 thousand and $50 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment. The aforementioned impaired equipment was disposed prior to September 30, 2017 and 2016.

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

During the three and nine months ended September 30, 2017 and 2016, no fair value adjustments on investment securities were made.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016:

September 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.87 – 8.33
			Risk-free interest rate	1.60% – 2.24%
			Annualized volatility	52.37% – 99.85%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.36 – $1,000.00
			Time to maturity (in years)	0.08 – 9.08
			Risk-free interest rate	0.44% – 2.39%
			Annualized volatility	39.31% – 103.87%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$734	$734	$—	$—	$734
Investment in securities	121	—	—	121	121
Warrants, fair value	245	—	—	245	245
Financial liabilities:
Non-recourse debt	5,125	—	—	5,127	5,127
Senior long-term debt	2,068	—	—	2,373	2,373

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,639	$4,639	$—	$—	$4,639
Notes receivable, net	17	—	—	17	17
Investment in securities	121	—	—	121	121
Warrants, fair value	247	—	—	247	247
Financial liabilities:
Non-recourse debt	8,161	—	—	8,178	8,178
Senior long-term debt	2,068	—	—	2,324	2,324

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

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had net income of $393 thousand and $209 thousand for the respective three months ended September 30, 2017 and 2016. The results for the third quarter of 2017 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2017 decreased by $286 thousand, or 13%, as compared to the prior year period. This decrease was largely attributable to a $375 thousand, or 17%, decrease in operating lease revenues, a result of continued run-off of the portfolio of lease assets; and a $61 thousand, or 100%, decrease in the gain on sales or dispositions of investment securities, offset in part, by a $155 thousand, or 6 times, increase in the gain on sales of lease assets and early termination of notes receivables, due to a reduction in sales activity and a change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2017 decreased by $470 thousand, or 23%, as compared to the prior year period. The net decrease in total expenses was largely a result of a $361 thousand, or 26%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $71 thousand, or 118%, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectible; a $38 thousand or 18%, decrease in cost reimbursed to Manager Member and/or affiliates related to decreased indirect cost allocations; a $26 thousand or 31% decrease in interest expense resulting from a $4.0 million reduction in outstanding debt since September 30, 2016; a $15 thousand or 36% decrease in bank charges due to a decrease in borrowing and a $16 thousand, or 52%, decrease in professional fees, due to year over year differences in timing and related billing for professional audit and tax services, offset in part, by a $50 thousand increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payments.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net income of $829 thousand and $876 thousand for the nine months ended September 30, 2017 and 2016, respectively. The results for the third quarter of 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2017 decreased by $1.3 million, or 18%, as compared to the prior year period. Such decrease was largely due to a $1.4 million, or 20%, reduction in operating lease revenues, mainly the result of continued portfolio run-off and sales of lease assets; a $61 thousand, or 100%, decrease of gain on sales or dispositions of investment securities, and a $13 thousand, or 100%, decrease in interest on notes receivables due to the maturity of certain notes; offset in part, by a $105 thousand, or 38%, increase in gain on sales of lease assets and early termination of notes receivable, primarily attributable to lower sales volume and a change in the mix of assets sold; and a $65 thousand year over year increase in other revenues, the result of higher deferred maintenance fees associated with returned equipment.

Expenses

Total operating expenses for the nine months ended September 30, 2017 decreased by $1.3 million, or 20%, as compared to the prior year period. The net decrease in total expenses was largely a result of a $1.2 million, or 27%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $131 thousand, or 2 times, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectible, a $77 thousand or 29% decrease in interest expense resulting from a $4.0 million reduction in outstanding debt since September 30, 2016; a $67 thousand, or 20%, decline in asset management fees to Managing Member, directly attributable to a reduced level of assets under management and associated operating lease revenues, and a $47 thousand or 7%, decrease in cost reimbursed to Manager Member and/or affiliate related to decreased indirect cost allocations; offset, in part, by a $171 thousand increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payments and a $31 thousand, or 52% increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $734 thousand and $4.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$1,191	$1,662	$3,929	$5,096
Investing activities	548	364	1,349	1,920
Financing activities	(3,061)	(3,111)	(9,183)	(9,292)
Net decrease in cash and cash equivalents	$(1,322)	$(1,085)	$(3,905)	$(2,276)

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the respective three months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $528 thousand and $112 thousand of proceeds from sales of lease assets and the early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid amounted to $2.0 million for both the three months ended September 30, 2017 and 2016, while total non-recourse debt repayments amounted to $1.0 million for both the three months ended September 30, 2017 and 2016.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the respective nine months ended September 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $1.3 million and $1.4 million of proceeds from sales of lease assets and the early termination of notes receivables during the respective periods.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid amounted to $6.0 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively, while total non-recourse debt repayments amounted to $3.0 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Credit Facility has been extended to June 30, 2019 for an amount of $75 million. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.8 million, 0.43 to 1, and 28.52 to 1, respectively, as of September 30, 2017. As such, as of September 30, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2017 (in thousands):

Net income – GAAP basis	$2,600
Interest expense	276
Depreciation and amortization	4,455
Amortization of initial direct costs	18
Impairment losses	21
(Reversal) for credit losses	(104)
Provision for losses on investment in securities	210
Unrealized loss on fair value adjustment for warrants	327
Principal payments received on direct financing leases	12
Principal payments received on notes receivable	57
EBITDA (for Credit Facility financial covenant calculation only)	$7,872

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through September 30, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of August 31, 2017, and paid through September 30, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Aug 2017	Jan – Sep 2017	5,572		—		5,572		0.67	8,300,620
		$50,132		$—		$50,132		$6.94
Source of distributions
Lease and loan payments received		$50,132	100.00%	$—	0.00%	$50,132	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$50,132	100.00%	—	0.00%	$50,132	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, and December 31, 2016 to August 31, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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