Form 10-Q
period 2018-03-31
ATEL 14, LLC
filed 2018-05-15
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 8,247,599.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$654	$1,266
Accounts receivable, net	81	86
Investment in securities	151	121
Warrants, fair value	245	232
Investments in equipment and leases, net	22,325	23,291
Prepaid expenses and other assets	115	85
Total assets	$23,571	$25,081
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3	$66
Affiliates	63	215
Accrued distributions to Other Members	—	797
Other	721	726
Non-recourse debt	3,374	4,229
Senior long-term debt	2,068	2,068
Credit facility	1,950	1,950
Unearned operating lease income	106	106
Total liabilities	8,285	10,157
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,286	14,924
Total Members’ capital	15,286	14,924
Total liabilities and Members’ capital	$23,571	$25,081

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,658	$1,931
Direct financing leases	2	4
Interest on notes receivable	2	—
Gain on sales of lease assets and early termination of notes receivable	98	219
Unrealized gain (loss) on fair value adjustment for warrants	13	(1)
Unrealized gain on fair value adjustment for marketable securities	30	—
Other	4	71
Total revenues	1,807	2,224
Expenses:
Depreciation of operating lease assets	852	1,094
Asset management fees to Managing Member	75	81
Cost reimbursements to Managing Member and/or affiliates	214	212
Reversal of provision for credit losses	(13)	(31)
Impairment losses on equipment	—	21
Amortization of initial direct costs	3	4
Interest expense	65	71
Professional fees	65	62
Outside services	38	35
Taxes on income and franchise fees	26	20
Bank charges	31	27
Railcar maintenance	25	117
Other	44	41
Total expenses	1,425	1,754
Net income	$382	$470
Net income:
Managing Member	$—	$151
Other Members	382	319
	$382	$470
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.04
Weighted average number of Units outstanding	8,247,599	8,310,108

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	8,316,662	$22,113	—	$22,113
Repurchase of Units	(59,063)	(164)	—	(164)
Distributions to Other Members ($0.90 per Unit)	—	(7,423)	—	(7,423)
Distributions to Managing Member	—	—	(602)	(602)
Net income	—	398	602	1,000
Balance December 31, 2017	8,257,599	14,924	—	14,924
Repurchase of Units	(10,000)	(20)	—	(20)
Net income	—	382	—	382
Balance March 31, 2018 (Unaudited)	8,247,599	$15,286	$—	$15,286

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$382	$470
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(98)	(219)
Depreciation of operating lease assets	852	1,094
Amortization of initial direct costs	3	4
Reversal of provision for credit losses	(13)	(31)
Impairment losses on equipment	—	21
Unrealized (gain) loss on fair value adjustment for warrants	(13)	1
Unrealized gain on fair value adjustment for marketable securities	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	3	390
Prepaid expenses and other assets	(30)	7
Accounts payable, Managing Member	2	(103)
Accounts payable, other	(5)	2
Accrued liabilities, affiliates	(152)	57
Unearned operating lease income	—	(22)
Net cash provided by operating activities	901	1,671
Investing activities:
Proceeds from sales of lease assets and early termination of notes receivable	204	638
Principal payments received on direct financing leases	5	3
Principal payments received on notes receivable	15	18
Net cash provided by investing activities	224	659
Financing activities:
Repayments under non-recourse debt	(855)	(1,010)
Distributions to Other Members	(797)	(1,862)
Distributions to Managing Member	(65)	(151)
Repurchase of Units	(20)	(54)
Net cash used in financing activities	(1,737)	(3,077)
Net decrease in cash and cash equivalents	(612)	(747)
Cash and cash equivalents at beginning of period	1,266	4,639
Cash and cash equivalents at end of period	$654	$3,892
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45	$51
Cash paid during the period for taxes	$3	$42
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$800
Distributions payable to Managing Member at period-end	$3	$65

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

As of March 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,247,599 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2018 and 2017, and as of March 31, 2018 and December 31, 2017, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $151 thousand and $121 thousand of purchased securities at March 31, 2018 and December 31, 2017 respectively. There was no gain on sales or dispositions of investment in securities during the three months ended March 31, 2018 and 2017. Based upon the Company’s review of its portfolio, fair value adjustments of $30 thousand were deemed necessary for the three months ended March 31, 2018 and none for the respective prior year period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2018 and 2017, the Company recorded an unrealized gain of $13 thousand and unrealized loss of $1 thousand on fair valuation of its warrants, respectively. The unrealized loss recorded during the current year period decreased the estimated fair value of the Company’s portfolio of warrants to $245 thousand at March 31, 2018 from $232 thousand at December 31, 2017. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures. The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of March 31, 2018, the terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $0 at both March 31, 2018 and December 31, 2017. The notes all mature in 2020.

As of March 31, 2018, two of the Company’s notes receivable previously in non-accrual status as of December 31, 2017 were removed from said status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

Notes receivable
Non-accrual
December 31, 2017
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

Date	Notes modifications
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments
at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$31	$69	$100
Reversal of credit losses	(31)	(54)	(85)
Balance December 31, 2017	—	15	15
Provision for (reversal of) credit losses	2	(15)	(13)
Balance March 31, 2018	$2	$—	$2

As December 31, 2017, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

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

At March 31, 2018, and December 31, 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Pass	$—	$—	$15	$19
Special mention	—	15	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$—	$15	$15	$19

As of December 31, 2017, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	15	15	15	42	—
Total	$15	$15	$15	$42	$—

At March 31, 2018 and December 31, 2017, the investment in financing receivables is aged as follows (in thousands):

March 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$—	$—	$—
Finance leases	—	—	—	—	15	15	—
Total	$—	$—	$—	$—	$15	$15	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$15	$15	$—
Finance leases	—	—	—	—	19	19	—
Total	$—	$—	$—	$—	$34	$34	$—

At December 31, 2017, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of March 31, 2018.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$22,612	$(248)	$(852)	$21,512
Net investment in direct financing leases	19	—	(5)	14
Assets held for sale or lease, net	652	142	—	794
Initial direct costs, net of accumulated amortization of $63 at March 31, 2018 and $60 at December 31, 2017	8	—	(3)	5
Total	$23,291	$(106)	$(860)	$22,325

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

As a result of these reviews, the Company recorded impairment losses of $0 and $21 thousand during the three months ended March 31, 2018 and 2017, respectively.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $852 thousand and $1.1 million for the respective three months ended March 31, 2018 and 2017.

IDC amortization expense related to operating leases and direct financing leases totaled $3 thousand and $4 thousand for the respective three months ended March 31, 2018 and 2017.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	9,211	—	(731)	8,481
Transportation	7,467	—	—	7,467
Manufacturing	6,595	—	(144)	6,451
Research	2,250	—	—	2,250
Materials handling	1,485	—	—	1,485
Construction	1,264	—	(16)	1,248
Agriculture	542	—	—	542
Air support equipment	120	—	—	120
Other	83	—	—	83
	48,427	—	(891)	47,536
Less accumulated depreciation	(25,815)	(852)	643	(26,024)
Total	$22,612	$(852)	$(248)	$21,512

The average estimated residual value for assets on operating leases was 39% and 38% of the assets’ original cost at March 31, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at both March 31, 2018 and December 31, 2017.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of March 31, 2018 and December 31, 2017, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Balance March 31, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$15	$22
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	16	23
Less unearned income	(2)	(4)
Net investment in direct financing leases	$14	$19

As of March 31, 2018 and December 31, 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2018	2,993	15	3,008
Year ending December 31, 2019	1,342	—	1,342
2020	312	—	312
2021	54	—	54
	$4,701	$15	$4,716

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three months ended March 31, 2018 and 2017 as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$214	$212
Asset management fees to Managing Member	75	81
	$289	$293

7. Non-recourse debt:

At March 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2018, gross operating lease rentals totaled $3.4 million over the remaining lease terms, and the carrying value of the pledged assets is $14.2 million. The notes mature at various dates from 2018 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2018	2,378	45	2,423
Year ending December 31, 2019	996	8	1,004
	$3,374	$53	$3,427

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Senior long-term debt:

As of March 31, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of March 31, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,950)	(1,950)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(1,565)	(3,820)
Total remaining available under the venture, acquisition and warehouse facilities	$71,485	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $15.3 million, 0.48 to 1, and 20.34 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of March 31, 2018, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

The Company borrowed $2 million under the Acquisition Facility as of March 31, 2018 and December 31, 2017.

10. Commitments:

At March 31, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,247,599 and 8,257,599 Units were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. These amounts included the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions declared	$—	$1,859
Weighted average number of Units outstanding	8,247,599	8,310,108
Weighted average distributions per Unit	$—	$0.22

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2018. During the year ended December 31, 2017, certain notes receivable were deemed impaired and measured at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio approximated $245 thousand and $232 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$232	$247
Unrealized gain (loss) on fair value adjustment for warrants	13	(1)
Fair value of warrants at end of period	$245	$246

Investment securities (recurring)

The Company’s investment securities registered for public sale (on a recurring basis) with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations.

Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of securities at beginning of period	$21
Unrealized gain on fair value of securities	30
Fair value of investment securities at end of period	$51

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. At March 31, 2018 and December 31, 2017 the Company did not record fair value adjustments on notes receivable.

The fair value adjustments when recorded are non-recurring and are based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $21 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.37 – 7.83
			Risk-free interest rate	2.31% – 2.70%
			Annualized volatility	51.12% – 88.34%

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$654	$654	$—	$—	$654
Investment in securities	51	51	—	—	51
Warrants, fair value	245	—	—	245	245
Financial liabilities:
Non-recourse debt	3,374	—	—	3,360	3,360
Senior long-term debt	2,068	—	—	2,391	2,391
Acquisition credit facility	1,950	—	—	1,950	1,950

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,266	$1,266	$—	$—	$1,266
Notes receivable, net	—	—	—	—	—
Investment in securities	121	—	—	121	121
Warrants, fair value	232	—	—	232	232
Financial liabilities:
Non-recourse debt	4,229	—	—	4,218	4,218
Senior long-term debt	2,068	—	—	2,379	2,379
Acquisition credit facility	1,950	—	—	1,950	1,950

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

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net income of $382 thousand and $470 thousand for the three months ended March 31, 2018 and 2017, respectively. Results for the first quarter of 2018 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2018 decreased by $417 thousand, or 19%, as compared to the prior year period. Such decrease was largely due to a $273 thousand, or 14%, reduction in operating lease revenues, mainly the result of portfolio run-off and dispositions of lease assets; a $121 thousand, or 55%, lesser gain realized on sales of lease assets and early termination of notes receivable, mainly attributable to a lower volume of sales activities during 2018; and a $67 thousand decrease, or 94%, in other revenues, mainly attributable to a one-time increase in 2017 in deferred maintenance fees associated with returned equipment. Such decreases were partially offset by a $44 thousand increase in unrealized gains on the fair value adjustment for warrants and investment securities.

Expenses

Total expenses for the first quarter of 2018 decreased by $329 thousand, or 19%, as compared to the prior year period. The decrease in total expenses was largely a result of a $242 thousand, or 22%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $92 thousand, or 79% decrease in railcar maintenance, a result of increased sales of railcar leased assets; and a $21 thousand, or 100%, decrease in impairment losses on equipment.

Capital Resources and Liquidity

At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $654 thousand and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$901	$1,671
Investing activities	224	659
Financing activities	(1,737)	(3,077)
Net (decrease) increase in cash and cash equivalents	$(612)	$(747)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the respective three month periods ended March 31, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts. The Company also realized $204 thousand and $638 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down non-recourse debt. Distributions paid to the Other Members and the Managing Member and cash payments made to reduce non-recourse debt amounted to $1.7 million and $3.0 million, respectively, for both of the indicated reporting periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $15.3 million, 0.48 to 1, and 20.34 to 1, respectively, as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2018 (in thousands):

Net income – GAAP basis	$912
Interest expense	247
Depreciation and amortization	3,862
Amortization of initial direct costs	15
Reversal of provision for credit losses	(67)
Unrealized gain on fair value adjustment for warrants	(29)
Principal payments received on direct financing leases	16
Principal payments received on notes receivable	68
EBITDA (for Credit Facility financial covenant calculation only)	$5,024

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. The monthly distribution were discontinued in 2018 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan – Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017 – Feb 2018	Jan – Mar 2018	797		—		797		0.10	8,260,392
		$52,786		$—		$52,786		$7.27
Source of distributions
Lease and loan payments received		$52,786	100.00%	$—	0.00%	$52,786	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$52,786	100.00%	—	0.00%	$52,786	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, December 31, 2016 to November 30, 2017, and December 31, 2017 to February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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