Form 10-Q
period 2018-06-30
ATEL 14, LLC
filed 2018-08-10
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,131	$1,266
Accounts receivable, net	70	86
Notes receivable, net	105	125
Investment in securities	126	121
Warrants, fair value	242	232
Investments in equipment and leases, net	21,359	23,291
Prepaid expenses and other assets	115	85
Total assets	$23,148	$25,206
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$4	$66
Affiliates	33	215
Accrued distributions to Other Members	—	797
Other	662	726
Non-recourse debt	2,554	4,229
Senior long-term debt	2,068	2,068
Credit facility	1,950	1,950
Unearned operating lease income	79	106
Unearned interest income	105	125
Total liabilities	7,455	10,282
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,693	14,924
Total Members’ capital	15,693	14,924
Total liabilities and Members’ capital	$23,148	$25,206

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,600	$1,814	$3,258	$3,745
Direct financing leases	1	3	3	7
Interest on notes receivable	18	—	20	—
Gain (loss) on sales of lease assets and early termination of notes receivable	51	(23)	149	196
Unrealized (loss) gain on fair value adjustment for warrants	(3)	—	10	(1)
Unrealized (loss) gain on fair value adjustment for marketable securities	(10)	—	20	—
Other	140	4	144	75
Total revenues	1,797	1,798	3,604	4,022
Expenses:
Depreciation of operating lease assets	812	1,070	1,664	2,164
Asset management fees to Managing Member	73	98	148	179
Cost reimbursements to Managing Member and/or affiliates	207	197	421	409
Reversal of provision for credit losses	—	(19)	(13)	(50)
Impairment losses on investment in securities	17	—	17	—
Impairment losses on equipment	—	—	—	21
Amortization of initial direct costs	3	5	6	9
Interest expense	61	64	126	135
Professional fees	32	64	97	126
Outside services	21	33	59	68
Taxes on income and franchise fees	22	115	48	135
Bank charges	30	38	61	65
Railcar maintenance	68	113	93	230
Other	38	54	82	95
Total expenses	1,384	1,832	2,809	3,586
Net income (loss)	$413	$(34)	$795	$436
Net income (loss):
Managing Member	$—	$150	$—	$301
Other Members	413	(184)	795	135
	$413	$(34)	$795	$436
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.05	$(0.02)	$0.10	$0.02
Weighted average number of Units outstanding	8,247,151	8,295,880	8,250,191	8,302,955

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2018

(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	8,316,662	$22,113	—	$22,113
Repurchase of Units	(59,063)	(164)	—	(164)
Distributions to Other Members ($0.90 per Unit)	—	(7,423)	—	(7,423)
Distributions to Managing Member	—	—	(602)	(602)
Net income	—	398	602	1,000
Balance December 31, 2017	8,257,599	14,924	—	14,924
Repurchase of Units	(10,680)	(21)	—	(21)
Distributions to Other Members ($0.00 per Unit)	—	(5)	—	(5)
Net income	—	795	—	795
Balance June 30, 2018 (Unaudited)	8,246,919	$15,693	$—	$15,693

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income (loss)	$413	$(34)	$795	$436
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes receivable	(51)	23	(149)	(196)
Depreciation of operating lease assets	812	1,070	1,664	2,164
Amortization of initial direct costs	3	5	6	9
Reversal of provision for credit losses	—	(19)	(13)	(50)
Impairment losses on investment in securities	17	—	17	—
Impairment losses on equipment	—	—	—	21
Unrealized loss (gain) on fair value adjustment for warrants	3	—	(10)	1
Unrealized loss (gain) on fair value adjustment for marketable securities	10	—	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	11	7	14	397
Prepaid expenses and other assets	—	(11)	(30)	(4)
Accounts payable, Managing Member	1	2	3	(101)
Accounts payable, other	(59)	33	(64)	35
Accrued liabilities, affiliates	(30)	(47)	(182)	10
Unearned operating lease income	(27)	38	(27)	16
Net cash provided by operating activities	1,103	1,067	2,004	2,738
Investing activities:
Purchase of securities	(2)	—	(2)	—
Proceeds from sales of lease assets and early termination of notes receivable	197	121	401	759
Principal payments received on direct financing leases	5	3	10	6
Principal payments received on notes receivable	—	18	15	36
Net cash provided by investing activities	200	142	424	801
Financing activities:
Repayments under non-recourse debt	(820)	(1,016)	(1,675)	(2,026)
Distributions to Other Members	(5)	(1,861)	(802)	(3,723)
Distributions to Managing Member	—	(150)	(65)	(301)
Repurchase of Units	(1)	(18)	(21)	(72)
Net cash used in financing activities	(826)	(3,045)	(2,563)	(6,122)
Net increase (decrease) in cash and cash equivalents	477	(1,836)	(135)	(2,583)
Cash and cash equivalents at beginning of period	654	3,892	1,266	4,639
Cash and cash equivalents at end of period	$1,131	$2,056	$1,131	$2,056
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$41	$45	$86	$96
Cash paid during the period for taxes	$52	$91	$55	$133
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$798	$—	$798
Distributions payable to Managing Member at period-end	$—	$65	$—	$65

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

As of June 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2018 and 2017, and as of June 30, 2018 and December 31, 2017, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $126 thousand and $121 thousand of purchased securities at June 30, 2018 and December 31, 2017, respectively. There was no gain on sales or dispositions of investment in securities during the three and six months ended June 30, 2018 and 2017. Based upon the Company's review of its portfolio, fair value adjustments of $10 thousand and $0 were deemed necessary during the three months ended June 30, 2018 and 2017, respectively. During the respective six months ended June 30, 2018 and 2017, the Company recorded fair value adjustments of $20 thousand and $0.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended June 30, 2018 and 2017, the Company recorded an unrealized loss of $3 thousand and $0, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded unrealized gain of $10 thousand and unrealized loss of $1 thousand, respectively, to adjust its warrants to fair value. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants were $242 thousand and $232 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

remainder of the Company’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures (See Note 12). The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of June 30, 2018, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $105 thousand and $125 thousand at June 30, 2018 and December 31, 2017, respectively. The notes all mature in 2020.

As of June 30, 2018, two of the Company’s notes receivable previously in non-accrual status as of December 31, 2017 were removed from said status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Notes receivable
Non-accrual
December 31, 2017
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$31	$69	$100
Reversal of credit losses	(31)	(54)	(85)
Balance December 31, 2017	—	15	15
Provision for (reversal of) credit losses	2	(15)	(13)
Balance June 30, 2018	$2	$—	$2

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of December 31, 2017, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$15	$—
Ending balance: individually evaluated for impairment	$15	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$140	$19
Ending balance: individually evaluated for impairment	$140	$19
Ending balance: collectively evaluated for impairment	$—	$—

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

At June 30, 2018, and December 31, 2017, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

	Notes Receivable		Finance Leases
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Pass	$—	$—	$9	$19
Special mention	105	140	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$105	$140	$9	$19

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Loans
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	140	15	15	166	—
Total	$140	$15	$15	$166	$—

At June 30, 2018 and December 31, 2017, the investment in financing receivables is aged as follows (in thousands):

June 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$105	$105	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$114	$114	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$140	$140	$—
Finance leases	—	—	—	—	19	19	—
Total	$—	$—	$—	$—	$159	$159	$—

At December 31, 2017, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of June 30, 2018.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Improvements/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2018
Net investment in operating leases	$22,612	$(1,100)	$(1,664)	$19,848
Net investment in direct financing leases	19	—	(10)	9
Assets held for sale or lease, net	652	848	—	1,500
Initial direct costs, net of accumulated amortization of $8 at June 30, 2018 and $60 at December 31, 2017	8	—	(6)	2
Total	$23,291	$(252)	$(1,680)	$21,359

Impairment of investments in lease assets:

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

As a result of these reviews, the Company had no impairment losses during the three months ended June 30, 2018 and 2017. The Company recorded $0 and $21 thousand of impairment losses for the respective six months ended June 30, 2018 and 2017.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $812 thousand and $1.1 million for the respective three months ended June 30, 2018 and 2017, and totaled $1.7 million and $2.2 million for the respective six months ended June 30, 2018 and 2017.

IDC amortization expense related to operating leases totaled $3 thousand and $5 thousand for the respective three months ended June 30, 2018 and 2017, and totaled $6 thousand and $9 thousand for the respective six months ended June 30, 2018 and 2017.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	9,211	—	(1,199)	8,012
Transportation	7,467	—	—	7,467
Manufacturing	6,595	—	(278)	6,317
Research	2,250	—	(2,250)	—
Materials handling	1,485	—	(16)	1,469
Construction	1,264	—	(207)	1,057
Agriculture	542	—	—	542
Air support equipment	120	—	—	120
Other	83	—	—	83
	48,427	—	(3,950)	44,477
Less accumulated depreciation	(25,815)	(1,664)	2,850	(24,629)
Total	$22,612	$(1,664)	$(1,100)	$19,848

The average estimated residual value for assets on operating leases was 39% and 38% of the assets’ original cost at June 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at both June 30, 2018 and December 31, 2017.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of June 30, 2018 and December 31, 2017, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Balance June 30, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$9	$22
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	10	23
Less unearned income	(1)	(4)
Net investment in direct financing leases	$9	$19

As of June 30, 2018 and December 31, 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2018	1,909	9	1,918
Year ending December 31, 2019	1,375	—	1,375
2020	340	—	340
2021	78	—	78
2022	24	—	24
2023	12	—	12
	$3,738	$9	$3,747

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$207	$197	$421	$409
Asset management fees to Managing Member	73	98	148	179
	$280	$295	$569	$588

7. Non-recourse debt:

At June 30, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 3.00% per annum. The notes are secured by assignments of lease payments and pledges of assets used to secure the notes. At June 30, 2018, gross operating lease rentals totaled $2.6 million over the remaining lease terms, and the carrying value of the pledged assets is $12.9 million. The notes mature at various dates from 2018 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2018	1,558	24	1,582
Year ending December 31, 2019	996	8	1,004
	$2,554	$32	$2,586

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Senior long-term debt:

As of June 30, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of June 30, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,950)	(1,950)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(940)	(3,820)
Total remaining available under the venture, acquisition and warehouse facilities	$72,110	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $15.7 million, 0.42 to 1, and 21.48 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of June 30, 2018. As such, as of June 30, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of June 30, 2018, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

The Company borrowed approximately $2 million under the Acquisition Facility as of June 30, 2018 and December 31, 2017.

10. Commitments:

At June 30, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,246,919 and 8,257,599 Units were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. These amounts included the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions declared	$5	$1,859	$5	$3,718
Weighted average number of Units outstanding	8,247,151	8,295,880	8,250,191	8,302,955
Weighted average distributions per Unit	$0.00	$0.22	$0.00	$0.45

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2018, the Company’s certain investment in securities registered for public sale and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2018. During the year ended December 31, 2017, certain notes receivable were deemed impaired and measured at fair value on a non-recurring basis.

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio approximated $242 thousand and $232 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$245	$246	$232	$247
Unrealized (loss) gain on fair value adjustment for warrants	(3)	—	10	(1)
Fair value of warrants at end of period	$242	$246	$242	$246

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations.

Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Fair value of securities at beginning of period	$51	$21
Unrealized (loss) gain on fair value of securities	(10)	20
Fair value of investment securities at end of period	$41	$41

Impaired investment securities (non-recurring)

The Company’s certain investment securities not registered for public sale that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining impairment and adjustments for changes in observable prices include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During both the three and six months ended June 30, 2018, the Company recorded an impairment loss of $17 thousand on investment in securities. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired off-lease equipment (non-recurring)

During the three months ended June 30, 2018 and 2017, no fair value adjustments were made. During the six months ended June 30, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $21 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2018 and December 31, 2017:

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.12 – 7.58
			Risk-free interest rate	2.53% – 2.82%
			Annualized volatility	51.44% – 87.01%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative	Not Applicable

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,131	$1,131	$—	$—	$1,131
Investment in securities	41	41	—	—	41
Warrants, fair value	242	—	—	242	242
Financial liabilities:
Non-recourse debt	2,554	—	—	2,542	2,542
Senior long-term debt	2,068	—	—	2,410	2,410
Acquisition credit facility	1,950	—	—	1,950	1,950

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,266	$1,266	$—	$—	$1,266
Warrants, fair value	232	—	—	232	232
Financial liabilities:
Non-recourse debt	4,229	—	—	4,218	4,218
Senior long-term debt	2,068	—	—	2,379	2,379
Acquisition credit facility	1,950	—	—	1,950	1,950

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

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net income of $413 thousand and net loss of $34 thousand for the three months ended June 30, 2018 and 2017, respectively. The results for the second quarter of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2018 decreased by $1 thousand, as compared to the prior year period. Such decrease was largely due to a $214 thousand, or 12%, reduction in operating lease revenues, mainly the result of portfolio runoff and dispositions of lease assets; offset, in part, by a $136 thousand, increase in other income, due to penalty fees received from a lease settlement with a lessee; and a $74 thousand, or more than 3 times, increase in gain on sale of assets and early termination of notes, due to a change in the volume and mix of assets sold.

Expenses

Total operating expenses for the second quarter of 2018 reflected a net decrease of $448 thousand, or 24%, when compared to the prior year period. This was primarily due to a $258 thousand, or 24%, decrease in depreciation of operating lease assets, a result of portfolio run-off and sales of lease assets; a $93 thousand, or 81%, reduction in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $45 thousand, or 40%, decrease in railcar maintenance, a result of portfolio runoff and sales of lease assets; a $32 thousand, or 50%, reduction in professional fees, due to the year over year difference in timing and related billings for audit and tax services; and a $25 thousand, or 26%, decrease in asset management fees to Managing Member, a result of a decrease in managed lease assets and lease revenue.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $795 thousand and $436 thousand for the six months ended June 30, 2018 and 2017, respectively. The results for the first half of 2018 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2018 decreased by $418 thousand, or 10%, as compared to the prior year period. This was largely attributable to a $487 thousand, or 13%, reduction in operating lease revenues, mainly the result of portfolio runoff and dispositions of lease assets; and a $47 thousand decrease in gains on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold; offset, in part, by a $69 thousand, or 92%, increase in other income, due to penalty fees received from a lease settlement with a lessee.

Expenses

Total operating expenses for the six months ended June 30, 2018 reflected a net decrease of $777 thousand, or 22%, when compared to the prior year period. This was primarily due to a $500 thousand, or 23%, reduction in depreciation of operating lease assets, a result of portfolio run-off and sales of lease assets; a $137 thousand, or 60%, decrease in railcar maintenance, a result of portfolio runoff and sales of lease assets; an $87 thousand, or 64%, reduction in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $31 thousand, or 17% decrease in asset management fees to Managing Member, a result of a decrease in managed lease assets and lease revenue; and a $29 thousand, or 23%, decrease in professional fees, due to the year over year difference in timing and related billings for audit and tax services; offset, in part, by a $37 thousand, or 74%, unfavorable change in the provision for credit losses, due to an increase in delinquent customer accounts.

Capital Resources and Liquidity

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $1.1 million and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by:
Operating activities	$1,103	$1,067	$2,004	$2,738
Investing activities	200	142	424	801
Financing activities	(826)	(3,045)	(2,563)	(6,122)
Net increase (decrease) in cash and cash equivalents	$477	$(1,836)	$(135)	$(2,583)

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the respective three months ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also realized $197 thousand and $121 thousand of proceeds from sales of lease assets and early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down non-recourse debt. Distributions paid to the Other Members and the Managing Member amounted to $5 thousand and $2.0 million during the three months ended June 30, 2018 and 2017, respectively. Cash payments made to reduce non-recourse debt totaled $820 thousand and $1.0 million, respectively, for both of the indicated reporting periods.

During the same comparative periods, cash was also used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the respective six months ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also realized $401 thousand and $759 thousand of proceeds from sales of lease assets and early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down non-recourse debt. Distributions paid to the Other Members and the Managing Member amounted to $867 thousand and $4.0 million during the six months ended June 30, 2018 and 2017, respectively. Cash payments made to reduce non-recourse debt totaled $1.7 million and $2.0 million, respectively, for both of the indicated reporting periods.

During the same comparative periods, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $15.7 million, 0.42 to 1, and 21.48 to 1, respectively, as of June 30, 2018. As such, as of June 30, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2018 (in thousands):

Net income – GAAP basis	$1,359
Interest expense	244
Depreciation and amortization	3,604
Amortization of initial direct costs	13
Reversal of provision for credit losses	(48)
Provision for losses on investment in securities	(3)
Unrealized gain on fair value adjustment for warrants	5
Principal payments received on direct financing leases	18
Principal payments received on notes receivable	50
EBITDA (for Credit Facility financial covenant calculation only)	$5,242

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan – Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan – Jun 2018	5		—		5		0.00	8,266,986
Dec 2017 – Feb 2018	Jan – Mar 2018	797		—		797		0.10	8,260,392
		$52,791		$—		$52,791		$7.27
Source of distributions
Lease and loan payments received		$52,791	100.00%	$—	0.00%	$52,791	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$52,791	100.00%	—	0.00%	$52,791	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, December 31, 2016 to November 30, 2017, and December 31, 2017 to February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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