Form 10-Q
period 2018-09-30
ATEL 14, LLC
filed 2018-11-08
CIK 1463389

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$720	$1,266
Due from affiliates	160	—
Accounts receivable, net	105	86
Notes receivable, net	87	125
Investment in securities	118	121
Warrants, fair value	252	232
Investments in equipment and leases, net	20,542	23,291
Prepaid expenses and other assets	108	85
Total assets	$22,092	$25,206
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3	$66
Affiliates	168	215
Accrued distributions to Other Members	—	797
Other	591	726
Non-recourse debt	1,777	4,229
Senior long-term debt	2,068	2,068
Credit facility	1,200	1,950
Unearned operating lease income	85	106
Unearned interest income	87	125
Total liabilities	5,979	10,282
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,113	14,924
Total Members’ capital	16,113	14,924
Total liabilities and Members’ capital	$22,092	$25,206

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,560	$1,777	$4,818	$5,522
Direct financing leases	1	3	4	10
Interest on notes receivable	17	—	37	—
Gain on sales of lease assets and early termination of notes receivable	39	182	188	378
Unrealized gain (loss) on fair value adjustment for warrants	10	(1)	20	(2)
Unrealized (loss) gain on fair value adjustment for marketable securities	(8)	—	12	—
Other	8	2	152	77
Total revenues	1,627	1,963	5,231	5,985
Expenses:
Depreciation of operating lease assets	764	1,020	2,428	3,184
Asset management fees to Managing Member	67	94	215	273
Cost reimbursements to Managing Member and/or affiliates	140	178	561	587
Reversal of provision for credit losses	(1)	(11)	(14)	(61)
Impairment losses on investment in securities	—	—	17	—
Impairment losses on equipment	—	—	—	21
Amortization of initial direct costs	—	4	6	13
Interest expense	50	58	176	193
Professional fees	21	15	118	141
Outside services	27	23	86	91
Taxes on income and franchise fees	24	56	72	191
Bank charges	31	27	92	93
Railcar maintenance	25	48	118	278
Other	59	58	141	152
Total expenses	1,207	1,570	4,016	5,156
Net income	$420	$393	$1,215	$829
Net income:
Managing Member	$—	$150	$—	$451
Other Members	420	243	1,215	378
	$420	$393	$1,215	$829
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.03	$0.15	$0.05
Weighted average number of Units outstanding	8,246,919	8,281,477	8,249,089	8,295,717

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018

(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	8,316,662	$22,113	$—	$22,113
Repurchase of Units	(59,063)	(164)	—	(164)
Distributions to Other Members ($0.90 per Unit)	—	(7,423)	—	(7,423)
Distributions to Managing Member	—	—	(602)	(602)
Net income	—	398	602	1,000
Balance December 31, 2017	8,257,599	14,924	—	14,924
Repurchase of Units	(10,680)	(21)	—	(21)
Distributions to Other Members ($0.00 per Unit)	—	(5)	—	(5)
Net income	—	1,215	—	1,215
Balance September 30, 2018 (Unaudited)	8,246,919	$16,113	$—	$16,113

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net income	$420	$393	$1,215	$829
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(39)	(182)	(188)	(378)
Depreciation of operating lease assets	764	1,020	2,428	3,184
Amortization of initial direct costs	—	4	6	13
Reversal of provision for credit losses	(1)	(11)	(14)	(61)
Impairment losses on investment in securities	—	—	17	—
Impairment losses on equipment	—	—	—	21
Unrealized (gain) loss on fair value adjustment for warrants	(10)	1	(20)	2
Unrealized loss (gain) on fair value adjustment for marketable securities	8	—	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(34)	(84)	(20)	313
Prepaid expenses and other assets	7	(5)	(23)	(9)
Due from Managing Member and affiliates	(160)	—	(160)	—
Accounts payable, Managing Member and affiliates	134	25	(45)	(66)
Accounts payable, other	(71)	84	(135)	119
Unearned operating lease income	6	(54)	(21)	(38)
Net cash provided by operating activities	1,024	1,191	3,028	3,929
Investing activities:
Purchase of securities	—	—	(2)	—
Proceeds from sales of lease assets and early termination of notes receivable	86	528	487	1,287
Principal payments received on direct financing leases	5	3	15	9
Principal payments received on notes receivable	1	17	16	53
Net cash provided by investing activities	92	548	516	1,349
Financing activities:
Repayments under non-recourse debt	(777)	(1,010)	(2,452)	(3,036)
Repayments under credit facility	(750)	—	(750)	—
Distributions to Other Members	—	(1,849)	(802)	(5,572)
Distributions to Managing Member	—	(150)	(65)	(451)
Repurchase of Units	—	(52)	(21)	(124)
Net cash used in financing activities	(1,527)	(3,061)	(4,090)	(9,183)
Net decrease in cash and cash equivalents	(411)	(1,322)	(546)	(3,905)
Cash and cash equivalents at beginning of period	1,131	2,056	1,266	4,639
Cash and cash equivalents at end of period	$720	$734	$720	$734
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$30	$38	$116	$134
Cash paid during the period for taxes	$—	$3	$55	$136
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$797	$—	$797
Distributions payable to Managing Member at period-end	$—	$65	$—	$65

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

As of September 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

The Company is governed by the ATEL 14, LLC amended and restated limited liability company operating agreement dated October 7, 2009 (the “Operating Agreement”). On January 1, 2018, the Company commenced liquidation phase activities pursuant to the guidelines of the operating agreement. Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2018 and 2017, and as of September 30, 2018 and December 31, 2017, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $118 thousand and $121 thousand of purchased securities at September 30, 2018 and December 31, 2017, respectively. Based upon the Company's review of its portfolio, an impairment adjustment of $17 thousand and $0 was deemed necessary during the nine months ended September 30, 2018 and 2017, respectively. During the respective three months ended September 30, 2018 and 2017, the Company recorded fair value adjustments of $8 thousand and $0. Fair value adjustments of $12 thousand and $0 were recorded during the nine months ended September 30, 2018 and 2017, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended September 30, 2018 and 2017, the Company recorded an unrealized gain of $10 thousand and unrealized loss of $1 thousand, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recorded unrealized gain of $20 thousand and unrealized loss of $2 thousand, respectively, to adjust its warrants to fair value. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants were $252 thousand and $232 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2018 and 2017.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Company’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

Recent Accounting Pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of September 30, 2018, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $87 thousand and $125 thousand at September 30, 2018 and December 31, 2017, respectively. The notes all mature in 2020.

As of September 30, 2018, two of the Company’s notes receivable previously in non-accrual status as of December 31, 2017 were removed from said status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

Notes receivable
Non-accrual
December 31, 2017
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$31	$69	$100
Reversal of credit losses	(31)	(54)	(85)
Balance December 31, 2017	—	15	15
Provision for (reversal of) credit losses	1	(15)	(14)
Balance September 30, 2018	$1	$—	$1

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

At September 30, 2018, and December 31, 2017, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Pass	$87	$—	$4	$19
Special mention	—	140	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$87	$140	$4	$19

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Loans
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	140	15	15	166	—
Total	$140	$15	$15	$166	$—

At September 30, 2018 and December 31, 2017, the investment in financing receivables is aged as follows (in thousands):

September 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$87	$87	$—
Finance leases	—	—	—	—	4	4	—
Total	$—	$—	$—	$—	$91	$91	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$140	$140	$—
Finance leases	—	—	—	—	19	19	—
Total	$—	$—	$—	$—	$159	$159	$—

At December 31, 2017, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of September 30, 2018.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Improvements/Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2018
Net investment in operating leases	$22,612	$(1,426)	$(2,428)	$18,758
Net investment in direct financing leases	19	—	(15)	4
Assets held for sale or lease, net	652	1,126	—	1,778
Initial direct costs, net of accumulated amortization of $9 at September 30, 2018 and $60 at December 31, 2017	8	—	(6)	2
Total	$23,291	$(300)	$(2,449)	$20,542

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

As a result of these reviews, the Company had no impairment losses during the three months ended September 30, 2018 and 2017. The Company recorded $0 and $21 thousand of impairment losses for the respective nine months ended September 30, 2018 and 2017.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $764 thousand and $1.0 million for the respective three months ended September 30, 2018 and 2017, and totaled $2.4 million and $3.2 million for the respective nine months ended September 30, 2018 and 2017.

IDC amortization expense related to operating leases totaled $0 and $4 thousand for the respective three months ended September 30, 2018 and 2017, and totaled $6 thousand and $13 thousand for the respective nine months ended September 30, 2018 and 2017.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	9,211	—	(1,786)	7,425
Transportation	7,467	—	—	7,467
Manufacturing	6,595	—	(278)	6,317
Research	2,250	—	(2,250)	—
Materials handling	1,485	—	(86)	1,399
Construction	1,264	—	(207)	1,057
Agriculture	542	—	—	542
Air support equipment	120	—	—	120
Other	83	—	—	83
	48,427	—	(4,607)	43,820
Less accumulated depreciation	(25,815)	(2,428)	3,181	(25,062)
Total	$22,612	$(2,428)	$(1,426)	$18,758

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both September 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at both September 30, 2018 and December 31, 2017.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Direct financing leases:

As of September 30, 2018 and December 31, 2017, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Balance September 30, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$2	$22
Estimated residual values of leased equipment (unguaranteed)	2	1
Investment in direct financing leases	4	23
Less unearned income	—	(4)
Net investment in direct financing leases	$4	$19

As of September 30, 2018 and December 31, 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2018	$1,027	$2	$1,029
Year ending December 31, 2019	1,519	—	1,519
2020	342	—	342
2021	78	—	78
2022	24	—	24
2023	12	—	12
	$3,002	$2	$3,004

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$140	$178	$561	$587
Asset management fees to Managing Member	67	94	215	273
	$207	$272	$776	$860

7. Non-recourse debt:

At September 30, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.23% to 2.80% per annum. The notes are secured by assignments of lease payments and pledges of assets used to secure the notes. At September 30, 2018, gross operating lease rentals totaled $1.8 million over the remaining lease terms, and the carrying value of the pledged assets is $12.3 million. The notes mature at various dates from 2018 through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2018	$781	$10	$791
Year ending December 31, 2019	996	8	1,004
	$1,777	$18	$1,795

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Senior long-term debt:

As of September 30, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

After various amendments to extend, and adjust the base amounts availability, the Credit Facility has been extended to September 30, 2019 and ATEL 17, LLC, an affiliated company, has been added to the credit facility. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,200)	(1,950)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(925)	(3,820)
Total remaining available under the venture, acquisition and warehouse facilities	$72,875	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.1 million, 0.31 to 1, and 21.16 to 1, respectively,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of September 30, 2018, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

The Company borrowed $1.2 million and approximately $2 million under the Acquisition Facility as of September 30, 2018 and December 31, 2017, respectively.

10. Commitments:

At September 30, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,246,919 and 8,257,599 Units were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. These amounts included the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared	$—	$1,848	$5	$5,566
Weighted average number of Units outstanding	8,246,919	8,281,477	8,249,089	8,295,717
Weighted average distributions per Unit	$0.00	$0.22	$0.00	$0.67

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2018, the Company’s certain investment in securities registered for public sale and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2018. During the year ended December 31, 2017, certain notes receivable were deemed impaired and measured at fair value on a non-recurring basis.

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio approximated $252 thousand and $232 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$242	$246	$232	$247
Unrealized gain (loss) on fair value adjustment for warrants	10	(1)	20	(2)
Fair value of warrants at end of period	$252	$245	$252	$245

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Fair value of securities at beginning of period	$41	$21
Unrealized (loss) gain on fair value of securities	(8)	12
Fair value of investment securities at end of period	$33	$33

Impaired off-lease equipment (non-recurring)

During the three months ended September 30, 2018 and 2017, no fair value adjustments were made. During the nine months ended September 30, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $21 thousand, respectively, to reduce the cost basis of certain off-lease research and construction equipment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $32.07
			Exercise price	$0.1 – $1,000.00
			Time to maturity (in years)	1.87 – 7.33
			Risk-free interest rate	2.77% – 3.01%
			Annualized volatility	49.57% – 88.72%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	52.08% – 84.08%

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

Credit facility

The credit facility includes the outstanding amounts on the Company’s credit facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$720	$720	$—	$—	$720
Investment in securities	33	33	—	—	33
Warrants, fair value	252	—	—	252	252
Financial liabilities:
Non-recourse debt	1,777	—	—	1,769	1,769
Senior long-term debt	2,068	—	—	2,432	2,432
Credit facility	1,200	—	—	1,200	1,200

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,266	$1,266	$—	$—	$1,266
Warrants, fair value	232	—	—	232	232
Financial liabilities:
Non-recourse debt	4,229	—	—	4,218	4,218
Senior long-term debt	2,068	—	—	2,379	2,379
Credit facility	1,950	—	—	1,950	1,950

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

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net income of $420 thousand and $393 thousand for the three months ended September 30, 2018 and 2017, respectively. The results for the third quarter of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2018 decreased by $336 thousand, or 17%, as compared to the prior year period. Such decrease was largely due to a $217 thousand, or 12%, reduction in operating lease revenues, mainly the result of lease portfolio run-off and dispositions of lease assets; and a $143 thousand, or 79%, decrease in gains on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold; offset, in part, by a $17 thousand, increase in interest on notes receivable due to income recognition and receipt from a previously non-accrual account.

Expenses

Total operating expenses for the second quarter of 2018 reflected a net decrease of $363 thousand, or 23%, when compared to the prior year period. This was primarily due to a $256 thousand, or 25%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $38 thousand, or 21%, decrease in costs reimbursed to Managing Member and/or affiliates, due to a net cost allocation adjustment; a $32 thousand, or 57%, reduction in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; and a $27 thousand, or 29%, decrease in asset management fees to Managing Member, a result of decreases in managed lease assets and lease revenue.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $1.2 million and $829 thousand for the nine months ended September 30, 2018 and 2017, respectively. The results for the first three quarters of 2018 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 decreased by $754 thousand, or 13%, as compared to the prior year period. This was largely attributable to a $704 thousand, or 13%, reduction in operating lease revenues, mainly the result of lease portfolio run-off and dispositions of lease assets; and a $190 thousand, or 50%, decrease in gains on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold; offset, in part, by a $75 thousand, or 97%, increase in other income, due to penalty fees received from a lease settlement with a lessee; a $37 thousand, increase in interest on notes receivable due to income recognition and receipt from a previously non-accrual account; and a $22 thousand, favorable change in unrealized gain on fair value adjustment for warrants.

Expenses

Total operating expenses for the nine months ended September 30, 2018 reflected a net decrease of $1.1 million, or 22%, when compared to the prior year period. This was primarily due to a $756 thousand, or 24%, reduction in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $160 thousand, or 58%, decrease in railcar maintenance, also a result of portfolio run-off and sales of lease assets; a $119 thousand, or 62%, reduction in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $58 thousand, or 21% decrease in asset management fees to Managing Member, a result of a decrease in managed lease assets and lease revenue; a $26 thousand, or 4%, decrease in costs reimbursed to Managing Member and/or affiliates, due to a net cost allocation adjustment; and a $23 thousand, or 16%, decrease in professional fees, due to the year over year difference in timing and related billings for audit and tax services; offset, in part, by a $47 thousand, or 77%, unfavorable change in the provision for credit losses, due to an increase in delinquent customer accounts.

Capital Resources and Liquidity

At September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $720 thousand and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$1,024	$1,191	$3,028	$3,929
Investing activities	92	548	516	1,349
Financing activities	(1,527)	(3,061)	(4,090)	(9,183)
Net decrease in cash and cash equivalents	$(411)	$(1,322)	$(546)	$(3,905)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the respective three months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also realized $86 thousand and $528 thousand of proceeds from sales of lease assets and early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down debt and the repurchase of Units. During the three months ended September 30, 2017, the Company made $2.0 million of cash distributions to its Members and paid $52 thousand for the repurchase of Units. Cash payments made to reduce non-recourse debt totaled $777 thousand and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. Cash used to repay the credit facility totaled $750 thousand and $0 during the respective three months ended September 30, 2018 and 2017.

During the same comparative periods, cash was also used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the respective nine months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also realized $487 thousand and $1.3 million of proceeds from sales of lease assets and early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down debt and to repurchase Units. Distributions paid to the Other Members and the Managing Member amounted to $867 thousand and $6.0 million during the nine months ended September 30, 2018 and 2017, respectively. Cash payments made to reduce non-recourse debt totaled $2.5 million and $3.0 million, respectively, for both of the indicated reporting periods. During the respective nine months ended September 30, 2018 and 2017, cash used to repay the credit facility totaled $750 thousand and $0. Cash payments for the repurchase of Units totaled $21 thousand and $124 thousand for the respective nine months ended September 30, 2018 and 2017.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.1 million, 0.31 to 1, and 21.16 to 1, respectively, as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2018 (in thousands):

Net income – GAAP basis	$1,386
Interest expense	236
Depreciation and amortization	3,348
Amortization of initial direct costs	9
Reversal of provision for credit losses	(38)
Provision for losses on investment in securities	5
Unrealized gain on fair value adjustment for warrants	(6)
Principal payments received on direct financing leases	20
Principal payments received on notes receivable	34
EBITDA (for Credit Facility financial covenant calculation only)	$4,994

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2018 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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