Form 10-K
period 2018-12-31
ATEL 14, LLC
filed 2019-03-18
CIK 1463389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 8,246,919.

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Narrative Description of Business

The Company had acquired various types of new and used equipment subject to leases and made loans secured by equipment acquired by its borrowers. The Company’s primary investment objective was to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio included some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company sought investments in equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company only purchases equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2018, the Company had purchased equipment with a total acquisition price of $93.4 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2018.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective was to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits were lessees or guarantors who had a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or were public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio could include equipment lease transactions, real property single tenant net leases and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 20% of the initial portfolio, by cost, consisted of these growth capital financing investments and no more than 20% of the portfolio, by cost, consisted of real estate investments. The Company’s objective was to invest approximately 25% of its capital in assets that involved “green” technologies or applications as discussed above.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the US, had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets had been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$22,217	23.80%
Marine	19,410	20.79%
Manufacturing	12,995	13.92%
Materials handling	12,994	13.92%
Transportation	8,148	8.73%
Construction	5,835	6.25%
Mining	4,830	5.17%
Research	4,766	5.11%
Other	2,159	2.31%
	$93,354	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$29,009	31.07%
Natural gas	24,240	25.97%
Wholesale, nondurable goods	8,910	9.54%
Agriculture	8,743	9.37%
Food products	4,651	4.98%
Transportation, rail	4,220	4.52%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.57%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.02%
	$93,354	100.00%

From inception to December 31, 2018, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$12,795	$8,749	$10,419
Materials handling	11,365	3,003	11,701
Manufacturing	6,678	3,997	3,217
Mining	4,830	3,185	4,202
Construction	4,778	1,671	4,788
Research	2,516	760	2,097
Transportation, other	561	154	538
Other	1,224	104	1,436
	$44,747	$21,623	$38,398

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2018, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computer equipment	$2,906	$752	$2,770
Manufacturing	2,196	390	2,349
Research	1,807	1,016	1,136
Furniture & fixtures	1,024	183	1,107
Vending equipment	1,000	855	351
Chemical processing	300	—	385
Other	1,782	814	1,251
	$11,015	$4,010	$9,349

For further information regarding the Company’s notes receivable portfolio as of December 31, 2018, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  Assumes current fair market value of off-lease equipment based on estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.14. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through February 28, 2018.

Cash distributions were paid by the Fund to Unitholders of record as of February 28, 2018, and paid through December 31, 2018. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2009 – Feb 2010
(Distribution of escrow interest)	Jan – Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 – Dec 2010	Jan 2010 – Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 – Nov 2011	Feb – Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 – Nov 2012	Jan – Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 – Nov 2013	Jan – Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 – Nov 2014	Jan – Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 – Nov 2015	Jan – Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 – Nov 2016	Jan – Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan – Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan – Jun 2018	5		—		5		0.00	8,266,986
Dec 2017 – Feb 2018	Jan – Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan – Dec 2018	7		—		7		—	8,286,793
		$52,798		$—		$52,798		$7.27
Source of distributions
Lease and loan payments received		$52,798	100.00%	$—	0.00%	$52,798	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$52,798	100.00%	$—	0.00%	$52,798	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 73 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 to November 30, 2016, December 31, 2016 to November 30, 2017, October 31, 2017 to January 31, 2018, December 31, 2017 to February 28, 2018, and January 31, 2017 to January 31, 2018 respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.5 million. As of December 31, 2018, 8,246,919 Units were issued and outstanding.

During 2011, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ended December 31, 2018, the Company continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2018, the Company commenced liquidation phase activities pursuant to the guidelines of the operating agreement.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015. The utilization percentage of existing assets under lease was 84% and 95% at December 31, 2018 and 2017, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2018 versus 2017

The Company had net income of $1.4 million and $1 million for the years ended December 31, 2018 and 2017, respectively. The net results for 2018 reflect a decrease in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2018 decreased by $960 thousand, or 12%, as compared to prior year. This was largely attributable to an $892 thousand, or 12%, reduction in operating lease revenues, mainly the result of lease portfolio run-off and dispositions of lease assets; and a $208 thousand, or 49%, decrease in gains on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold; offset, in part, by a $75 thousand, or 94%, increase in other income, due to penalty fees received from a lease settlement with a lessee; a $55 thousand increase in interest on notes receivable due to income recognition and receipt from a previously non-accrual account; and a $12 thousand, or 80%, favorable change in unrealized loss on fair value adjustment for warrants.

Expenses

Total operating expenses for 2018 reflected a net decrease of $1.4 million, or 21%, when compared to prior year. This was primarily due to an $898 thousand, or 22%, reduction in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $155 thousand, or 18%, decrease in costs reimbursed to Managing Member and/or affiliates, due to a net cost allocation adjustment; a $136 thousand, or 60%, reduction in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments; a $136 thousand, or 40%, decrease in railcar maintenance, also a result of portfolio run-off and sales of lease assets; a $69 thousand, or 20% decrease in asset management fees to Managing Member, a result of a decrease in managed lease assets and lease revenue; a $39 thousand, or 22%, decrease in professional fees, due to the year over year difference in timing and related billings for audit and tax services; and a $32 thousand, or 13%, decrease in interest expense resulting from a reduction in outstanding debt since 2017; offset, in part, by a $71 thousand, or 84%, unfavorable change in the reversal of provision for credit losses, due to an increase in delinquent customer accounts.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.1 million, and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$4,048	$5,252
Investing activities	621	1,552
Financing activities	(4,879)	(10,177)
Net decrease in cash and cash equivalents	$(210)	$(3,373)

2018 versus 2017

During 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also received $590 thousand and $1.5 million of proceeds from sales of lease assets and early termination of notes receivable during the respective years ended December 31, 2018 and 2017.

During the same comparative years, cash was primarily used to make distributions, to pay down non-recourse debt, and the repurchase of Units. Distributions paid to the Other Members and the Managing Member amounted to $875 thousand and $8.0 million during the years ended December 31, 2018 and 2017, respectively. During 2018 and 2017, cash payments made to reduce non-recourse debt totaled $3.2 million and $3.9 million, respectively. Cash used to repay the credit facility totaled $750 thousand and $0 during the respective years ended December 31, 2018 and 2017. During 2018 and 2017, cash payments for the repurchase of Units totaled $21 thousand and $164 thousand, respectively.

During the same comparative years, cash was also used to pay invoices related to management fees and expenses, and other payables.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16 million, 0.26 to 1, and 22.24 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2018 (in thousands):

Tangible Net Worth	$16,335
Total Debt	4,264
Net income – GAAP basis	1,445
Interest expense	221
Depreciation and amortization	3,206
Amortization of initial direct costs	6
Impairment losses	4
Reversal of provision for credit losses	(14)
Provision for losses on investment in securities	17
Unrealized gain on fair value adjustment for warrants	(3)
Principal payments received on direct financing leases	18
Principal payments received on notes receivable	15
EBITDA (for Credit Facility financial covenant calculation only)	$4,915
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

Non-Recourse Long-Term Debt

As of December 31, 2018 and 2017, the Company had non-recourse long-term debt totaling $996 thousand and $4.2 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Senior Long-Term Debt

As of December 31, 2018 and 2017, the Company had senior long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2018. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 14, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 15, 2019

We have served as the Company’s auditor since 2009.

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$1,056	$1,266
Accounts receivable, net of allowance for doubtful accounts of $1 at December 31, 2018 and $0 at December 31, 2017	152	86
Notes receivable, net of allowance for credit losses of $0 at December 31, 2018 and $15 at December 31, 2017	70	125
Investment in securities	112	121
Warrants, fair value	229	232
Investments in equipment and leases, net of accumulated depreciation of $28,705 at December 31, 2018 and $26,395 at December 31, 2017	19,684	23,291
Prepaid expenses and other assets	83	85
Total assets	$21,386	$25,206
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$2	$66
Affiliates	11	215
Accrued distributions to Other Members	—	797
Other	678	726
Non-recourse debt	996	4,229
Senior long-term debt	2,068	2,068
Credit facility	1,200	1,950
Unearned operating lease income	26	106
Unearned interest income	70	125
Total liabilities	5,051	10,282
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,335	14,924
Total Members’ capital	16,335	14,924
Total liabilities and Members’ capital	$21,386	$25,206

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$6,338	$7,230
Direct financing leases	4	12
Interest on notes receivable	55	—
Gain on sales of lease assets and early termination of notes receivable	217	425
Unrealized loss on fair value adjustment for warrants	(3)	(15)
Unrealized gain on fair value adjustment for marketable securities	6	—
Other	155	80
Total revenues	6,772	7,732
Expenses:
Depreciation of operating lease assets	3,206	4,104
Asset management fees to Managing Member	280	349
Cost reimbursements to Managing Member and/or affiliates	721	876
Reversal of provision for credit losses	(14)	(85)
Impairment losses on investment in securities	17	—
Impairment losses on equipment	4	21
Amortization of initial direct costs	6	16
Interest expense	221	253
Professional fees	136	175
Outside services	122	125
Taxes on income and franchise fees	91	227
Bank charges	125	114
Railcar maintenance	205	341
Other	207	216
Total expenses	5,327	6,732
Net income	$1,445	$1,000
Net income:
Managing Member	$1	$602
Other Members	1,444	398
	$1,445	$1,000
Net income per Limited Liability Company Unit (Other Members)	$0.18	$0.05
Weighted average number of Units outstanding	8,248,542	8,289,272

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	8,316,662	$22,113	$—	$22,113
Repurchase of Units	(59,063)	(164)	—	(164)
Distributions to Other Members ($0.90 per Unit)	—	(7,423)	—	(7,423)
Distributions to Managing Member	—	—	(602)	(602)
Net income	—	398	602	1,000
Balance December 31, 2017	8,257,599	14,924	—	14,924
Repurchase of Units	(10,680)	(21)	—	(21)
Distributions to Other Members ($0.00 per Unit)	—	(12)	—	(12)
Distributions to Managing Member	—	—	(1)	(1)
Net income	—	1,444	1	1,445
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income	$1,445	$1,000
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(217)	(425)
Depreciation of operating lease assets	3,206	4,104
Amortization of initial direct costs	6	16
Reversal of provision for credit losses	(14)	(85)
Impairment losses on investment in securities	17	—
Impairment losses on equipment	4	21
Unrealized loss on fair value adjustment for warrants	3	15
Unrealized gain on fair value adjustment for marketable securities	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(67)	373
Prepaid expenses and other assets	2	13
Accounts payable, Managing Member and affiliates	(203)	71
Accounts payable, other	(48)	204
Unearned operating lease income	(80)	(55)
Net cash provided by operating activities	4,048	5,252
Investing activities:
Purchase of securities	(2)	—
Proceeds from sales of lease assets and early termination of notes receivable	590	1,467
Principal payments received on direct financing leases	18	14
Principal payments received on notes receivable	15	71
Net cash provided by investing activities	621	1,552
Financing activities:
Repayments under non-recourse debt	(3,233)	(3,932)
Borrowings under credit facility	—	1,950
Repayments under credit facility	(750)	—
Distributions to Other Members	(809)	(7,429)
Distributions to Managing Member	(66)	(602)
Repurchase of Units	(21)	(164)
Net cash used in financing activities	(4,879)	(10,177)
Net decrease in cash and cash equivalents	(210)	(3,373)
Cash and cash equivalents at beginning of year	1,266	4,639
Cash and cash equivalents at end of year	$1,056	$1,266
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$140	$170
Cash paid during the year for taxes	$55	$136
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$—	$797
Distributions payable to Managing Member at year-end	$—	$65

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2018 and 2017, and as of December 31, 2018 and 2017, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $112 thousand and $121 thousand of purchased securities at December 31, 2018 and 2017, respectively. Based upon the Company’s review of its portfolio, an impairment adjustment of $17 thousand and $0 was deemed necessary during the respective years ended December 31, 2018 and 2017. Fair value adjustments of $6 thousand and $0 were recorded during 2018 and 2017, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $3 thousand and $15 thousand on fair value adjustment of its warrants during 2018 and 2017, respectively. The unrealized losses recorded during 2018 reduced the estimated fair value of the Company’s portfolio of warrants to $229 thousand at December 31, 2018 from $232 thousand at December 31, 2017.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $91 thousand and $227 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$16,335	$14,924
Tax basis of net assets (unaudited)	21,179	20,241
Difference	$(4,844)	$(5,317)

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

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income per financial statements	$1,445	$1,000
Tax adjustments (unaudited):
Adjustment to depreciation expense	70	406
Provision for losses and doubtful accounts	2	(31)
Adjustments to (expenses) revenues	(65)	246
Adjustments to gain on sales of assets	314	978
Other	46	84
Income per federal tax return (unaudited)	$1,812	$2,683

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance on January 1, 2019. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of Total Equipment Cost
Industry	2018	2017
Natural gas	46%	39%
Manufacturing	17%	21%
Food products	11%	*

*	Less than 10%

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2018	2017
Halliburton Overseas Limited	Marine vessel	39%	34%
The Kansas City Southern Railway Company	Transportation, rail	11%	11%
Ge Aviation	Manufacturing	11%	*

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of December 31, 2018, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $0 at both December 31, 2018 and 2017, respectively. The notes all mature in 2020.

As of December 31, 2018, two of the Company’s notes receivable previously in non-accrual status as of December 31, 2017 were removed from said status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

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
1st quarter 2015	Impairment totaling $33 thousand was recorded.
3rd quarter 2015	Impairment totaling $30 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $6 thousand was recorded.
3rd quarter 2016	Extend interest only payments through January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020.
Notes mature on January 1, 2020.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018

As of December 31, 2018, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2019	$70
Less: portion representing unearned interest income	(70)
—
Less: allowance for credit losses	—
Notes receivable, net	$—

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Improvements/Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2018
Net investment in operating leases	$22,612	$(2,401)	$(3,206)	$17,005
Net investment in direct financing leases	19	(2)	(17)	—
Assets held for sale or lease, net	652	2,025	—	2,677
Initial direct costs, net of accumulated amortization of $9 at December 31, 2018 and $60 at December 31, 2017	8	—	(6)	2
Total	$23,291	$(378)	$(3,229)	$19,684

Impairment of investments in leases:

The Company recorded $4 and $21 thousand of fair value adjustments during 2018 and 2017, respectively, to reduce the cost basis of certain impaired off-lease transportation, rail and research equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $3.2 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively. IDC amortization expense related to the Company’s operating leases totaled $6 thousand and $16 thousand for the respective years ended December 31, 2018 and 2017.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	9,211	—	(3,388)	5,823
Transportation	7,467	—	—	7,467
Manufacturing	6,595	—	(278)	6,317
Research	2,250	—	(2,250)	—
Materials handling	1,485	—	(86)	1,399
Construction	1,264	—	(345)	919
Agriculture	542	—	—	542
Air support equipment	120	—	—	120
Other	83	—	—	83
	48,427	—	(6,347)	42,080
Less accumulated depreciation	(25,815)	(3,206)	3,946	(25,075)
Total	$22,612	$(3,206)	$(2,401)	$17,005

The average estimated residual value for assets on operating leases was 38% of the assets’ original cost at both December 31, 2018 and 2017, respectively. There were no operating leases in non-accrual status at both December 31, 2018 and 2017.

Direct financing leases:

As of December 31, 2017, investment in direct financing leases consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2017 were as follows (in thousands):

Balance December 31, 2017
Total minimum lease payments receivable	$22
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	23
Less unearned income	(4)
Net investment in direct financing leases	$19

As of December 31, 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2019	1,558
2020	370
2021	78
2022	24
2023	12
$2,042

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018 and 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Air support equipment	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$31	$69	$100
Reversal of provision for credit losses	(31)	(54)	(85)
Balance December 31, 2017	—	15	15
Provision for (reversal of) credit losses	1	(15)	(14)
Balance December 31, 2018	$1	$—	$1

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31 2017, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were (in thousands) as noted below. At December 31, 2018 there were none.

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

At December 31, 2018 and 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Pass	$—	$—	$—	$19
Special mention	70	140	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$70	$140	$—	$19

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	Impaired Investment in Financing Receivables
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	140	15	15	166	—
Total	$140	$15	$15	$166	$—

At December 31, 2018 and 2017, the investment in financing receivables is aged as follows (in thousands):

December 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$70	$70	$—
Finance leases	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$70	$70	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$140	$140	$—
Finance leases	—	—	—	—	19	19	—
Total	$—	$—	$—	$—	$159	$159	$—

At December 31, 2017, the Company had two notes receivable on non-accrual status (See Note 4). The same notes were removed from non-accrual status as of December 31, 2018.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$721	$876
Asset management fees to Managing Member	280	349
	$1,001	$1,225

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.23% to 2.80% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2018, gross operating lease rentals totaled approximately $1 million over the remaining lease terms; and the carrying value of the pledged assets is $11.7 million. The notes mature at various dates during 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2019	$996	$8	$1,004

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9. Senior long-term debt:

As of December 31, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation by the Fund.

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

As of December 31, 2018 and 2017, borrowings under the Credit Facility were as follows (in thousands):

	2018	2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,200)	(1,950)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(910)	(3,820)
Total remaining available under the venture, acquisition and warehouse facilities	$72,890	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16 million, 0.26 to 1, and 22.24 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

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

As of December 31, 2018, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Company borrowed $1.2 million and $2.0 million under the Acquisition Facility as of December 31, 2018 and 2017, respectively.

11. Commitments:

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

13. Members’ capital:

A total of 8,246,919 Units and 8,257,599 Units were issued and outstanding at December 31, 2018 and 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions declared	$12	$7,423
Weighted average number of Units outstanding	8,248,542	8,289,272
Weighted average distributions per Unit	$0.00	$0.90

14. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At December 31, 2018, the Company’s certain investment in securities registered for public sale and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2018 and 2017.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio approximated $229 thousand and $232 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the years ended December 31, 2018 and 2017 and classified as level 3 are as follows (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$232	$247
Unrealized loss on fair value adjustment for warrants	(3)	(15)
Fair value of warrants at end of year	$229	$232

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

The fair value of investment securities that were accounted for on a recurring basis as of the year ended December 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of securities at beginning of year	$21
Unrealized gain on fair value of securities	6
Fair value of investment securities at end of year	$27

Impaired off-lease equipment (non-recurring)

During 2018 and 2017, the Company recorded fair value adjustments totaling $4 thousand and $21 thousand, respectively, to reduce the cost basis of certain off-lease transportation, rail and research equipment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $9.98
			Exercise price	$0.1 – $1,000.00
			Time to maturity (in years)	1.62 – 7.08
			Risk-free interest rate	2.46% – 2.59%
			Annualized volatility	47.58% – 91.94%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	52.08% – 84.08%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$6,530 – $17,051
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,056	$1,056	$—	$—	$1,056
Notes receivable	70	—	—	63	63
Investment in securities	27	27	—	—	27
Warrants, fair value	229	—	—	229	229
Financial liabilities:
Non-recourse debt	996	—	—	991	991
Senior long-term debt	2,068	—	—	2,456	2,456
Acquisition credit facility	1,200	—	—	1,200	1,200

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,266	$1,266	$—	$—	$1,266
Warrants, fair value	232	—	—	232	232
Financial liabilities:
Non-recourse debt	4,229	—	—	4,218	4,218
Senior long-term debt	2,068	—	—	2,379	2,379
Acquisition credit facility	1,950	—	—	1,950	1,950

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $68 thousand and $115 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.