Form 10-Q
period 2019-03-31
ATEL 14, LLC
filed 2019-05-13
CIK 1463389

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑54356

ATEL 14, LLC

 (Exact name of registrant as specified in its charter)

California	26‑4695354
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

 (Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30,  2019 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,200	$1,056
Accounts receivable, net	116	152
Notes receivable, net	52	70
Investment in securities	104	112
Warrants, fair value	230	229
Equipment under operating leases, net	18,926	19,684
Prepaid expenses and other assets	73	83
Total assets	$20,701	$21,386

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$—	$2
Affiliates	56	11
Other	670	678
Non-recourse debt	416	996
Senior long-term debt	2,068	2,068
Credit facility	600	1,200
Unearned operating lease income	81	26
Unearned interest income	52	70
Total liabilities	3,943	5,051

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	16,758	16,335
Total Members’ capital	16,758	16,335
Total liabilities and Members’ capital	$20,701	$21,386

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$1,135	$1,658
Direct financing leases	—	2
Interest on notes receivable	17	2
Gain on sales of operating lease assets and early termination of notes receivable	405	98
Unrealized gain on fair value adjustment for warrants	1	13
Unrealized (loss) gain for marketable securities	(8)	30
Other	4	4
Total revenues	1,554	1,807

Expenses:
Depreciation of operating lease assets	649	852
Asset management fees to Managing Member	56	75
Cost reimbursements to Managing Member and/or affiliates	147	214
Provision for (reversal of) credit losses	1	(13)
Amortization of initial direct costs	—	3
Interest expense	33	65
Professional fees	86	65
Outside services	26	38
Taxes on income and franchise fees	37	26
Bank charges	3	31
Storage fees	22	8
Railcar maintenance	15	25
Freight and shipping	13	—
Other	43	36
Total expenses	1,131	1,425
Net income	$423	$382

Net income:
Managing Member	$—	$—
Other Members	423	382
	$423	$382

Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.05
Weighted average number of Units outstanding	8,246,919	8,247,599

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	8,257,599	$14,924	$—	$14,924
Repurchase of Units	(10,000)	(20)	—	(20)
Net income	—	382	—	382
Balance March 31, 2018 (Unaudited)	8,247,599	$15,286	$—	$15,286

Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Net income	—	423	—	423
Balance March 31, 2019 (Unaudited)	8,246,919	$16,758	$—	$16,758

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$423	$382
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of operating lease assets and early termination of notes receivable	(405)	(98)
Depreciation of operating lease assets	649	852
Amortization of initial direct costs	—	3
Provision for (reversal of) credit losses	1	(13)
Unrealized gain on fair value adjustment for warrants	(1)	(13)
Unrealized loss (gain) on fair value adjustment for marketable securities	8	(30)
Changes in operating assets and liabilities:
Accounts receivable	35	3
Prepaid expenses and other assets	10	(30)
Accounts payable, Managing Member and affiliates	43	(150)
Accounts payable, other	(8)	(5)
Unearned operating lease income	55	—
Net cash provided by operating activities	810	901

Investing activities:
Proceeds from sales of operating lease assets and early termination of notes receivable	514	204
Principal payments received on direct financing leases	—	5
Principal payments received on notes receivable	—	15
Net cash provided by investing activities	514	224

Financing activities:
Repayments under non-recourse debt	(580)	(855)
Repayments under credit facility	(600)	—
Distributions to Other Members	—	(797)
Distributions to Managing Member	—	(65)
Repurchase of Units	—	(20)
Net cash used in financing activities	(1,180)	(1,737)

Net increase (decrease) in cash and cash equivalents	144	(612)
Cash and cash equivalents at beginning of period	1,056	1,266
Cash and cash equivalents at end of period	$1,200	$654
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13	$42
Cash paid during the period for taxes	$16	$3
Schedule of non-cash transactions:
Distributions payable to Managing Member at period-end	$—	$3

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

As of March 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2019 and 2018, and as of March 31, 2019 and December 31, 2018, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the quarter ended March 31, 2019.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $104 thousand and $112 thousand of purchased securities at March 31, 2019 and December 31, 2018, respectively. Fair value adjustments of $8 thousand loss and $30 thousand gain were recorded during the three months ended March 31, 2019 and 2018, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2019 and 2018, the Company recorded unrealized gain of $1 thousand and unrealized gain of $13 thousand respectively, to adjust its warrants to fair value. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants were $230 thousand and $229 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2019 and 2018.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior,

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of March 31, 2019, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $52 thousand and $70 thousand at March 31, 2019 and December 31, 2018, respectively. All of the notes mature in 2020.

As of March 31, 2019, two of the Company’s notes receivable previously on non-accrual status as of December 31, 2018 were removed from said status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate:

Notes receivable
Non-accrual
December 31, 2018
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation Adjustments on
	Doubtful	Financing
	Accounts	Receivables
	Operating	Notes	Total Allowance
	Leases	Receivable	for Credit Losses
Balance December 31, 2017	$—	$15	$15
Reversal of provision for credit losses	2	(15)	(13)
Balance March 31, 2018	$2	$—	$2

Balance December 31, 2018	$—	$—	$—
Provision for credit losses	1	—	1
Balance March 31, 2019	$1	$—	$1

As of December 31, 2018, the Company has no allowance for credit losses.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019, and December 31, 2018, the Company’s investment in financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2019	2018
Pass	$—	$—
Special mention	52	70
Substandard	—	—
Doubtful	—	—
Total	$52	$70

At March 31, 2019 and December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
March 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$52	$52	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$70	$70	$—

At December 31, 2018, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of March 31, 2019.

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	March 31,
	2018	Impairment Losses	of Leases	2019
Equipment under operating leases, net	$17,005	$(2,272)	$(649)	$14,084
Assets held for sale or lease, net	2,677	2,163	—	4,840
Initial direct costs, net of accumulated amortization of $7 at March 31, 2019 and $9 at December 31, 2018	2	—	—	2
Total	$19,684	$(109)	$(649)	$18,926

Impairment of equipment under operating leases, net

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As a result of these reviews, Company has no impairment losses for the respective three months ended March 31, 2019 and 2018.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $649 thousand and $852 thousand for the respective three months ended March 31, 2019 and 2018.

IDC amortization expense related to operating leases totaled $0 and $3 thousand for the respective three months ended March 31, 2019 and 2018.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,823	—	(555)	5,268
Transportation	7,467	—	(5,542)	1,925
Manufacturing	6,317	—	(1,026)	5,291
Materials handling	1,399	—	(52)	1,347
Construction	919	—	—	919
Agriculture	542	—	—	542
Air support equipment	120	—	—	120
Other	83	—	(83)	—
	42,080	—	(7,258)	34,822
Less accumulated depreciation	(25,075)	(649)	4,986	(20,738)
Total	$17,005	$(649)	$(2,272)	$14,084

The average estimated residual value for assets on operating leases was 26% and 38% of the assets’ original cost at March 31, 2019 and December 31, 2018, respectively. There were no operating leases in non-accrual status at both March 31, 2019 and December 31, 2018.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019 and December 31, 2018, there were no investments in direct financing leases on non-accrual status.

At March 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$1,691
Year ending December 31, 2020	1,555
2021	1,262
2022	1,179
2023	11,164
2024	202
$17,053

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Air support equipment	15 - 20
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$147	$214
Asset management fees to Managing Member	56	75
	$203	$289

7. Non-recourse debt:

At March 31, 2019 and December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.23% to 2.80% per annum. The notes are secured by assignments of lease payments and pledges of assets used to secure the notes. At March 31, 2019, gross operating lease rentals totaled $419 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.9 million. The notes mature at various dates through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2019	$416	$3	$419

8. Senior long-term debt:

As of March 31, 2019 and December 31, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $419 thousand shall be paid in one payment of $2.5 million due on

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of March 31, 2019 and December 31, 2018, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(600)	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(895)	(910)
Total remaining available under the venture, acquisition and warehouse facilities	$73,505	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.8 million, 0.18 to 1, and 25.20 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑, 2‑, 3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

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

As of March 31, 2019, the investment program participants were the Company, ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

The Company’s outstanding balance under the Acquisition Facility is $600 thousand and $1.2 million as of March 31, 2019 and December 31, 2018, respectively.

10. Commitments:

At March 31, 2019, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ capital:

A total of 8,246,919 Units were issued and outstanding as of both March 31, 2019 and December 31, 2018. These amounts included the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions declared	$—	$—
Weighted average number of Units outstanding	8,246,919	8,247,599
Weighted average distributions per Unit	$—	$—

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2019, the Company’s certain investment in securities registered for public sale and warrants were measured on a recurring basis. At December 31, 2018, the Company’s warrants were measured on a recurring basis. During the year ended December 31, 2018, certain notes receivable were deemed impaired and measured at fair value on a non-recurring basis.

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio approximated $230 thousand and $229 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months ended March 31, 2019 and 2018 classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of period	$229	$232
Unrealized gain on fair value adjustment for warrants	1	13
Fair value of warrants at end of period	$230	$245

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of securities at beginning of period	$112	$21
Unrealized loss on fair value of securities	(8)	30
Fair value of investment securities at end of period	$104	$51

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2019 and 2018, the Company recorded no fair value adjustments to reduce the cost basis of off-lease equipment deemed impaired.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $12.92
			Exercise price	$0.1 - $1,000.00
			Time to maturity (in years)	1.37 - 6.83
			Risk-free interest rate	2.21% - 2.36%
			Annualized volatility	46.91% - 96.59%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.1 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	47.58% - 91.94%

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,200	$1,200	$—	$—	$1,200
Investment in securities	20	20	—	—	20
Warrants, fair value	230	—	—	230	230

Financial liabilities:
Non-recourse debt	416	—	—	416	416
Senior long-term debt	2,068	—	—	2,456	2,456
Acquisition credit facility	600	—	—	600	600

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,056	$1,056	$—	$—	$1,056
Investment in securities	27	27	—	—	27
Warrants, fair value	229	—	—	229	229

Financial liabilities:
Non-recourse debt	996	—	—	991	991
Senior long-term debt	2,068	—	—	2,456	2,456
Acquisition credit facility	1,200	—	—	1,200	1,200

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

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $423 thousand and $382 thousand for the three months ended March 31, 2019 and 2018, respectively. The results for the first quarter of 2019 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2019 decreased by $253 thousand, or 14%, as compared to the prior year period. Such decrease was largely due to a $523 thousand, or 32%, reduction in operating lease revenues, mainly the result of lease portfolio run-off and dispositions of lease assets; offset, in part, by a $307 thousand, or 313%, increase in gains on sales of lease assets and early termination of notes receivable, due to a change in the volume and mix of assets sold; and a $15 thousand, or 750%, increase in interest on notes receivable due to income recognition and receipt from a previously non-accrual.

Expenses

Total operating expenses for the first quarter of 2019 reflected a net decrease of $294 thousand, or 21%, when compared to the prior year period. This was primarily due to a $203 thousand, or 24%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $67 thousand, or 31%, decrease in costs reimbursed to Managing Member and/or affiliates, due to operational adjustments to cost allocation; and a $19 thousand, or 25%, decrease in asset management fees to Managing Member due to a decrease in managed lease assets; offset, in part,  by a $11 thousand, or 42%, increase in franchise fees and taxes, attributed to an adjustment in estimated tax liability for prior year tax payments.

Capital Resources and Liquidity

At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $1.2 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$810	$901
Investing activities	514	224
Financing activities	(1,180)	(1,737)
Net increase (decrease) in cash and cash equivalents	$144	$(612)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the respective three months ended March 31, 2019 and 2018, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, and investments in notes receivable. The Company also realized $514 thousand and $204 thousand of proceeds from sales of lease assets and early termination of notes receivable during the respective periods.

During the same comparative periods, cash was primarily used to make distributions, and to pay down debt. During the three months ended March 31, 2019, the Company made no cash distributions to its Members. Cash payments made to reduce non-recourse debt totaled $580 thousand and $855 thousand for the three months ended March 31, 2019 and 2018, respectively. Cash used to repay the credit facility totaled $600 thousand for the three months ended March 31, 2019. No such payments were made during the prior year operation period.

During the same comparative periods, cash was also used to pay invoices related to management fees and expenses, and other payables

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2019, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million

Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1

Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.8 million, 0.18 to 1, and 25.20 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2019 (in thousands):

Tangible Net Worth	$16,758
Total Debt	3,084

Net income - GAAP basis	1,486
Interest expense	189
Depreciation and amortization	3,003
Amortization of initial direct costs	3
Impairment losses	4
Reversal of provision for credit losses	—
Provision for losses on investment in securities	55
Unrealized gain on fair value adjustment for warrants	9
Principal payments received on direct financing leases	—
Principal payments received on notes receivable	13
EBITDA (for Credit Facility financial covenant calculation only)	$4,762

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. The monthly distribution were discontinued in 2018 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the.

Cash Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 14, LLC Prospectus dated October 7, 2009 (“Prospectus”) under “Income, Losses and Distributions – Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Dec 2018 - Feb 2019	Jan - Mar 2019	—		—		—		—	8,246,919
		$52,798		$—		$52,798		$7.27
Source of distributions
Lease and loan payments received		$52,798	100.00%	$—	0.00%	$52,798	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$52,798	100.00%	$—	0.00%	$52,798	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, December 31, 2016 to November 30, 2017, and December 31, 2017 to February 28, 2018,  and January 1, 2018-December 31, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits
31.1	Rule 13a‑14(a)/15d‑14(a) Certification of Dean L. Cash
31.2	Rule 13a‑14(a)/15d‑14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10,  2019

ATEL 14, LLC

(Registrant)

By:	ATEL Managing Member, LLC
Managing Member of Registrant
		By:	/s/ Dean L. Cash
Dean L. Cash
Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)

		By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

		By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)