Form 10-Q
period 2019-06-30
ATEL 14, LLC
filed 2019-08-14
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31,  2019 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,953	$1,056
Due from affiliates	-	—
Accounts receivable, net	42	152
Notes receivable, net	35	70
Investment in securities	105	112
Warrants, fair value	215	229
Equipment under operating leases, net	16,791	19,684
Prepaid expenses and other assets	64	83
Total assets	$19,205	$21,386

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$-	$2
Affiliates	22	11
Other	359	678
Non-recourse debt	4,716	996
Senior long-term debt	-	2,068
Credit facility	-	1,200
Unearned operating lease income	46	26
Unearned interest income	35	70
Total liabilities	5,178	5,051

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	14,027	16,335
Total Members’ capital	14,027	16,335
Total liabilities and Members’ capital	$19,205	$21,386

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$729	$1,600	$1,864	$3,258
Direct financing leases	—	1	—	3
Interest on notes receivable	18	18	35	20
Gain on sales of operating lease assets and early termination of notes receivable	19	51	424	149
Unrealized (loss) gain on fair value adjustment for warrants	(15)	(3)	(15)	10
Unrealized gain (loss) for marketable securities	1	(10)	(7)	20
Other	469	140	473	144
Total revenues	1,221	1,797	2,774	3,604

Expenses:
Depreciation of operating lease assets	533	812	1,182	1,664
Asset management fees to Managing Member	33	73	89	148
Cost reimbursements to Managing Member and/or affiliates	119	207	266	421
Provision for (reversal of) credit losses	4	—	5	(13)
Impairment losses on investment in securities	—	17	—	17
Impairment losses on equipment	801	—	801	—
Amortization of initial direct costs	—	3	—	6
Interest expense	33	61	66	126
Professional fees	38	32	124	97
Outside services	17	21	43	59
Taxes on income and franchise fees	43	22	80	48
Bank charges	2	30	5	61
Storage fees	28	—	50	—
Railcar maintenance	39	68	54	93
Freight and shipping	11	—	24	—
Other	20	38	63	82
Total expenses	1,721	1,384	2,852	2,809
Net (loss) income	$(500)	$413	$(78)	$795

Net (loss) income:
Managing Member	$167	$—	$167	$—
Other Members	(667)	413	(245)	795
	$(500)	$413	$(78)	$795

Net (loss) per Limited Liability Company Unit (Other Members)	$(0.08)	$0.05	$(0.03)	$0.10
Weighted average number of Units outstanding	8,246,919	8,247,151	8,246,919	8,250,191

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Amount
		Other	Managing
	Units	Members	Member		Total
Three Months ended June 30, 2019
Balance March 31, 2019	8,246,919	$16,758		$—	$16,758
Repurchase of Units	—	—		—	—
Distributions to Other Members ($0.25 per Unit)	—	(2,063)		—	(2,063)
Distributions to Managing Member	—	—		(167)	(167)
Net (loss) income	—	(667)		167	(500)
Balance June 30, 2019	8,246,919	$14,027		$—	$14,027

Six Months ended June 30, 2019
Balance December 31, 2018	8,246,919	16,335		—	16,335
Repurchase of Units	—	—		—	—
Distributions to Other Members ($0.25 per Unit)	—	(2,063)		—	(2,063)
Distributions to Managing Member	—	—		(167)	(167)
Net (loss) income	—	(245)		167	(78)
Balance June 30, 2019	8,246,919	$14,027		$—	$14,027

Three Months ended June 30, 2018
Balance March 31, 2018	8,247,599	$15,286		$—	$15,286
Repurchase of Units	(680)	(1)	—	—	(1)
Distributions to Other Members ($0.00 per Unit)	—	(5)	—	—	(5)
Distributions to Managing Member	—	—	—	—	—
Net income	—	413		—	413
Balance June 30, 2018	8,246,919	$15,693		$—	$15,693

Six Months ended June 30, 2018
Balance December 31, 2017	8,257,599	14,924		—	14,924
Repurchase of Units	(10,680)	(21)		—	(21)
Distributions to Other Members ($0.00 per Unit)	—	(5)		—	(5)
Net income	—	795		—	795
Balance June 30, 2018	8,246,919	$15,693		$—	$15,693

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(500)	$413	$(78)	$795
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets and early termination of notes receivable	(19)	(51)	(424)	(149)
Depreciation of operating lease assets	533	812	1,182	1,664
Amortization of initial direct costs	—	3	—	6
Provision for (reversal of) credit losses	4	—	5	(13)
Impairment losses on investment in securities	—	17	—	17
Impairment losses on equipment	801	—	801	—
Unrealized loss (gain) on fair value adjustment for warrants	15	3	15	(10)
Unrealized loss (gain) on fair value adjustment for marketable securities	(1)	10	7	(20)
Changes in operating assets and liabilities:
Accounts receivable	70	11	105	14
Prepaid expenses and other assets	9	—	19	(30)
Due from Managing Member and affiliates	(34)	1	9	3
Accounts payable, Managing Member and affiliates	—	—	—	—
Accounts payable, other	(311)	(59)	(319)	(64)
Accrued liabilities, affiliates	—	(30)	—	(182)
Unearned operating lease income	(35)	(27)	20	(27)
Net cash provided by operating activities	532	1,103	1,342	2,004

Investing activities:
Purchase of securities	—	(2)	—	(2)
Proceeds from sales of operating lease assets and early termination of notes receivable	819	197	1,333	401
Principal payments received on direct financing leases	—	5	—	10
Principal payments received on notes receivable	—	—	—	15
Net cash provided by investing activities	819	200	1,333	424

Financing activities:
Repayments under non-recourse debt	(323)	(820)	(903)	(1,675)
Borrowings under non-recourse debt	4,623	—	4,623	—
Repayments under senior long term debt	(2,068)	—	(2,068)	—
Repayments under credit facility	(600)	—	(1,200)	—
Distributions to Other Members	(2,063)	(5)	(2,063)	(802)
Distributions to Managing Member	(167)	—	(167)	(65)
Repurchase of Units	—	(1)	—	(21)
Net cash used in financing activities	(598)	(826)	(1,778)	(2,563)

Net increase (decrease) in cash and cash equivalents	753	477	897	(135)
Cash and cash equivalents at beginning of period	1,200	654	1,056	1,266
Cash and cash equivalents at end of period	$1,953	$1,131	$1,953	$1,131
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21	$41	$34	$42
Cash paid during the period for taxes	$160	$52	$166	$3
Schedule of non-cash transactions:
Distributions payable to Managing Member at period-end	$—	$—	$—	$3

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

As of June 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2019 and 2018, and as of June 30, 2019 and December 31, 2018, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the statement of operations under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for the quarter ended June 30, 2019 and 2018.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $105 thousand and $112 thousand of purchased securities at June 30, 2019 and December 31, 2018 respectively. Fair value adjustments of $1 thousand unrealized gain and $10  thousand unrealized loss were recorded during the three months ended June 30, 2019 and 2018, respectively and adjustments of a $7 thousand unrealized loss and $20 thousand unrealized gain were recorded for the six months ended June 30, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective six months ended June 30, 2019 and 2018, the Company recorded an unrealized loss of $15 thousand and an unrealized gain of $10 thousand respectively, to adjust its warrants to fair value. For the three month period ending June 30, 2019 and 2018, the Company recorded unrealized losses of $15 thousand and $3 thousand for the respective periods.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants were $215 thousand and $229 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2019 and 2018.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net (loss) income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Companies note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of June 30, 2019, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had a net outstanding balance of $35 thousand and $70 thousand at June 30, 2019 and December 31, 2018, respectively. All of the notes mature in 2020.

As of June 30, 2019, two of the Company’s notes receivable previously on non-accrual status as of December 31, 2018 were removed from said status. Details are as follows (dollars in thousands):

Notes receivable
Non-accrual
December 31, 2018
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation Adjustments on
	Doubtful	Financing
	Accounts	Receivables
	Operating	Notes	Total Allowance
	Leases	Receivable	for Credit Losses
Balance December 31, 2017	$—	$15	$15
Reversal of provision for credit losses	2	(15)	(13)
Balance June 30, 2018	$2	$—	$2

Balance December 31, 2018	$—	$—	$—
Provision for credit losses	5	—	5
Balance June 30, 2019	$5	$—	$5

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2019, and December 31, 2018, the Company’s investment in notes receivables by credit quality indicator and by class of notes receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30,	December 31,
	2019	2018
Pass	$—	$—
Special mention	35	70
Substandard	—	—
Doubtful	—	—
Total	$35	$70

At June 30, 2019 and December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Notes	Days and
June 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$35	$35	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$70	$70	$—

At December 31, 2018, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of June 30, 2019.

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	June 30,
	2018	Impairment Losses	of Leases	2019
Equipment under operating leases, net	$17,005	$(3,303)	$(1,182)	$12,520
Assets held for sale or lease, net	2,677	1,592	—	4,269
Initial direct costs, net of accumulated amortization of $9 at June 30, 2019 and $9 at December 31, 2018	2	—	—	2
Total	$19,684	$(1,711)	$(1,182)	$16,791

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As a result of these reviews, the Company recorded impairment losses of $801 thousand and $0 for the respective three and six months ended June 30, 2019.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $533 thousand and $812 thousand for the respective three months ended June 30, 2019 and 2018. Depreciation for the six months ended June 30, 2019 and 2018 totaled $1.2 million and $1.7 million.

IDC amortization expense related to operating leases totaled $0 and $3 thousand for the respective three months ended June 30, 2019 and 2018 while the expense for the six months ended June 30, 2019 and 2018 was $0 thousand and $6 thousand, respectively.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,823	—	(1,723)	4,100
Transportation	7,467	—	(7,259)	208
Manufacturing	6,317	—	(1,026)	5,291
Materials handling	1,399	—	(52)	1,347
Construction	919	—	—	919
Agriculture	542	—	—	542
Air support equipment	120	—	(80)	40
Other	83	—	(83)	—
	42,080	—	(10,223)	31,857
Less accumulated depreciation	(25,075)	(1,182)	6,920	(19,337)
Total	$17,005	$(1,182)	$(3,303)	$12,520

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The average estimated residual value for assets on operating leases was 26% and 38% of the assets’ original cost at June 30, 2019 and December 31, 2018, respectively. There were no operating leases in non-accrual status at both June 30, 2019 and December 31, 2018.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

At June 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$1,067
Year ending December 31, 2020	1,555
2021	1,262
2022	1,179
2023	1,164
2024	211
$6,438

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$119	$207	$266	$421
Asset management fees to Managing Member	33	73	89	148
	$152	$280	$355	$569

7. Non-recourse debt:

At June 30, 2019, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.23% to 3.40% per annum. The notes are secured by assignments of lease payments and pledges of assets used to secure the notes. At June 30, 2019, gross operating lease rentals totaled $5.1 million over the remaining lease terms.

Around 95% of this amount relates to a loan for a vessel rented to Halliburton that was previously categorized as senior long-term debt (see Note 8). In May 2019, this loan was renegotiated into non-recourse debt. The carrying value of the pledged assets is $10.8 million. The vessel note matures in February 2024 with the remaining notes maturing at various dates through 2019.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2019	$694	$74	$768
Year ending December 31, 2020	914	123	1,037
2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	—	172
	$4,716	$371	$5,087

8. Senior long-term debt:

As of December 31, 2018, $2.1 million of senior long-term debt consisted of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bore interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. On May 20, 2019, a non-recourse promissory note approximating $9.2 million was executed for Funds 14 and 15, the proceeds of which were split equally and were used to pay off the senior long-term debt which was initially used to purchase the marine vessel and related “bareboat charter”. The rate on this new note is 3.4%.  The non-recourse promissory note is to be serviced by the cash flows generated under a renewed “bareboat charter”.

9. Borrowing facilities:

The Company was party, with ATEL Capital Group and certain subsidiaries and affiliated funds, in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders that expired on June 30, 2019. The joint Credit Facility was comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of 3/31/19 the Fund no longer participated in the Warehouse Facility. During the second quarter of 2019, the Company repaid its amounts of outstanding borrowings under the Credit Facility and made no additional borrowings. It will not participate in any negotiated extension or renewal of the Credit Facility, which is to take effect without interruption of the syndicate’s support and is anticipated to be for a two-year term.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(880)	(910)
Total remaining available under the venture, acquisition and warehouse facilities	$74,120	$72,890

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company and its affiliates paid an annual commitment fee to have access to this line of credit.

As of June 30, 2019, the Company’s commitment to debt covenants expired with its removal from participation in the Credit Facility. The Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of participation.

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

The Company’s outstanding balance under the Acquisition Facility was $1.2 million as of December 31, 2018, with no outstanding balance at June 30, 2019.

10. Commitments:

At June 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

11. Members’ capital:

A total of 8,246,919 Units were issued and outstanding as of both June 30, 2019 and December 31, 2018. These amounts included the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions declared	$2,063	$5	$2,063	$5
Weighted average number of Units outstanding	8,246,919	8,247,151	8,246,919	8,250,191
Weighted average distributions per Unit	$0.25	$—	$0.25	$—

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2019, the Company’s investment in securities registered for public sale and warrants were measured on a recurring basis. At December 31, 2018, both the Company’s warrants and equipment under operating leases were measured on a recurring basis. For the six month period ending June 30, 2019, assets that had reached their residual value were impaired and measured at fair value.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio approximated $215 thousand and $229 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months and six months ended June 30, 2019 and 2018 classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$230	$245	$229	$232
Unrealized (loss) gain on fair value adjustment for warrants	(15)	(3)	(15)	10
Fair value of warrants at end of period	$215	$242	$215	$242

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of securities at beginning of period	$20	$51	$27	$21
Unrealized gain (loss) on fair value of securities	—	(10)	(7)	20
Fair value of investment securities at end of period	$20	$41	$20	$41

Impaired lease and off-lease equipment (non-recurring)

At June 30, 2019, and December 31, 2018, the Company deemed certain off lease equipment (assets) to be impaired and recorded $801 thousand and $4 thousand of fair value adjustments to reduce the cost basis of the equipment.

		Level 1	Level 2	Level 3
	June 30,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$752	$—	$	$752

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2018	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$4	$—	$—	$4

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.60 - $12.92
			Exercise price	$0.41 - $38.64
			Time to maturity (in years)	1.49 - 3.51
			Risk-free interest rate	1.74% - 1.86%
			Annualized volatility	60.35% - 67.53%

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $752,000)
			Equipment Condition	Poor to Average

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.1 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	47.58% - 91.94%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,953	$1,953	$—	$—	$1,953
Notes receivable	35	—	—	33	33
Investment in securities	20	20	—	—	20
Warrants, fair value	215	—	—	215	215

Financial liabilities:
Non-recourse debt	4,716	—	—	4,721	4,721

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Results of Operations

The Fund had net losses of $500 thousand and $78 thousand for the respective three and six month periods ended June 30, 2019.

Total revenues for the quarter were $1.2 million and $2.7 million for the year-to-date.  The main drivers of such revenues were from operating lease rents and income for deferred maintenance.  Operating lease rents for the quarter were $729 thousand and $1.9 million for the year-to-date period and the income from deferred maintenance was $469 thousand and $473 for the three and six month periods. This trend is indicative of a Fund in its liquidating stage where lease assets are sold as lease commitments end.

Total operating expenses for the quarter were $1.7 million and a cumulative $2.9 million for the year-to-date.  The main drivers of such operating expenses were from depreciation and impairment of operating lease assets, cost reimbursements to managing member and/or affiliates, taxes on income and franchise fees, professional fees and outside services.

Depreciation and impairment of operating lease assets for the quarter was $1.3 million and $2.0 million for the year-to-date period. The year-to-date amount includes  $801 thousand of impairment to residual values of both on-lease and off-lease equipment; subsequent to the expiration of the respective lease contracts. Overall the depreciation of operating lease assets is decreasing year by year, this trend is consistent with Fund in its liquidating stage where lease assets are sold as lease commitments end.

Cost reimbursements to managing member and/or affiliates of $119 thousand and $266 thousand for the respective three and six month periods ended June 30, 2019 were generally flat and reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Cash balances increased during the respective quarterly and year-to-date periods by $753 thousand and $897 thousand.  This was mainly the result of the aforementioned items of net (loss) income, depreciation and impairment of operating lease assets, distributions of $2.4 million during the quarter and gain on sales of lease assets augmented by the proceeds from sales of lease assets of $819 thousand and $1.3 million during the respective quarter and year-to-date periods.

Other major cash flows for the period ended June 30, 2019, were due to the renegotiating of the senior debt amount of $2 million to a non–recourse loan of $4.6 million, offset in part by the re-payment of the credit facility and a special distribution to Other and Managing Members of $2.2 million in May.

Capital Resources and Liquidity

At June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $2 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$532	$1,103	$1,342	$2,004
Investing activities	819	200	1,333	424
Financing activities	(598)	(826)	(1,778)	(2,563)
Net increase (decrease) in cash and cash equivalents	$753	$477	$897	$(135)

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $14 million, 0.34 to 1, and 21.87 to 1, respectively, as of June 30, 2019. As such, as of June 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net (loss) income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2019 (in thousands):

Tangible Net Worth	$14,027
Total Debt	4,716

Net (loss) income - GAAP basis	572
Interest expense	161
Depreciation and amortization	2,724
Amortization of initial direct costs	—
Impairment losses	4
Reversal of provision for credit losses	4
Provision for losses on investment in securities	27
Unrealized gain on fair value adjustment for warrants	21
Principal payments received on direct financing leases	—
Principal payments received on notes receivable	8
EBITDA (for Credit Facility financial covenant calculation only)	$3,521

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. The monthly distribution were discontinued in 2018 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Dec 2018 - May 2019	Jan - Jun 2019	2,063		167		2,230		0.27	8,246,919
		$54,861		$167		$55,028		$7.54
Source of distributions
Lease and loan payments received		$54,861	100.00%	$—	0.00%	$55,028	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$54,861	100.00%	$—	0.00%	$55,028	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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