Form 10-Q
period 2019-09-30
ATEL 14, LLC
filed 2019-11-14
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31,  2019 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,696	$1,056
Accounts receivable, net	49	152
Notes receivable, net	17	70
Investment in securities	98	112
Warrants, fair value	239	229
Equipment under operating leases, net	15,096	19,684
Prepaid expenses and other assets	82	83
Total assets	$18,277	$21,386

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$—	$2
Affiliates	58	11
Other	215	678
Non-recourse debt	4,337	996
Senior long-term debt	—	2,068
Credit facility	—	1,200
Unearned operating lease income	37	26
Unearned interest income	17	70
Total liabilities	4,664	5,051

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	13,613	16,335
Total Members’ capital	13,613	16,335
Total liabilities and Members’ capital	$18,277	$21,386

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$760	$1,560	$2,624	$4,818
Direct financing leases	—	1	—	4
Interest on notes receivable	17	17	52	37
(Loss) gain on sales of operating lease assets and early termination of notes receivable	(283)	39	141	188
Unrealized gain on fair value adjustment for warrants	25	10	10	20
Unrealized (loss) gain on fair value adjustment for investments in securities	(7)	(8)	(14)	12
Other	4	8	477	152
Total revenues	516	1,627	3,290	5,231

Expenses:
Depreciation of operating lease assets	501	764	1,683	2,428
Asset management fees to Managing Member	42	67	131	215
Cost reimbursements to Managing Member and/or affiliates	124	140	390	561
Reversal of credit losses	(5)	(1)	—	(14)
Impairment losses on investment in securities	—	—	—	17
Impairment losses on equipment	—	—	801	—
Amortization of initial direct costs	1	—	1	6
Interest expense	38	50	104	176
Professional fees	41	21	165	118
Outside services	28	27	71	86
Taxes on income and franchise fees	37	24	117	72
Bank charges	2	31	7	92
Storage fees	43	—	93	—
Railcar maintenance	45	25	99	118
Freight and shipping	1	—	25	—
Other	32	59	95	141
Total expenses	930	1,207	3,782	4,016
Net (loss) income	$(414)	$420	$(492)	$1,215

Net (loss) income:
Managing Member	$—	$—	$167	$—
Other Members	(414)	420	(659)	1,215
	$(414)	$420	$(492)	$1,215

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.05)	$0.05	$(0.08)	$0.15
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,249,089

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Amount
		Other	Managing
	Units	Members	Member	Total
Three Months Ended September 30, 2019
Balance June 30, 2019	8,246,919	$14,027	$—	$14,027
Net loss	—	(414)	—	(414)
Balance September 30, 2019	8,246,919	$13,613	$—	$13,613

Nine Months Ended September 30, 2019
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(659)	167	(492)
Balance September 30, 2019	8,246,919	$13,613	$—	$13,613

Three Months Ended September 30, 2018
Balance June 30, 2018	8,246,919	$15,693	$—	$15,693
Net income	—	420	—	420
Balance September 30, 2018	8,246,919	$16,113	$—	$16,113

Nine Months Ended September 30, 2018
Balance December 31, 2017	8,257,599	$14,924	$—	$14,924
Repurchase of Units	(10,680)	(21)	—	(21)
Distributions to Other Members ($0 per Unit)	—	(5)	—	(5)
Net income	—	1,215	—	1,215
Balance September 30, 2018	8,246,919	$16,113	$—	$16,113

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(414)	$420	$(492)	$1,215
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of operating lease assets and early termination of notes receivable	283	(39)	(141)	(188)
Depreciation of operating lease assets	501	764	1,683	2,428
Amortization of initial direct costs	1	—	1	6
Reversal of credit losses	(5)	(1)	—	(14)
Impairment losses on investment in securities	—	—	—	17
Impairment losses on equipment	—	—	801	—
Unrealized gain on fair value adjustment for warrants	(25)	(10)	(10)	(20)
Unrealized loss (gain) on fair value adjustment for marketable securities	7	8	14	(12)
Changes in operating assets and liabilities:
Accounts receivable	(2)	(34)	103	(20)
Prepaid expenses and other assets	(18)	7	1	(23)
Due from Managing Member and affiliates	(9)	(160)	—	(160)
Accounts payable, Managing Member and affiliates	45	134	45	(45)
Other accounts payable and accruals	(144)	(71)	(463)	(135)
Unearned operating lease income	(9)	6	11	(21)
Net cash provided by operating activities	211	1,024	1,553	3,028

Investing activities:
Purchase of securities	—	—	—	(2)
Proceeds from sales of operating lease assets and early termination of notes receivable	911	86	2,244	487
Principal payments received on direct financing leases	—	5	—	15
Principal payments received on notes receivable	—	1	—	16
Net cash provided by investing activities	911	92	2,244	516

Financing activities:
Repayments under non-recourse debt	(379)	(777)	(1,283)	(2,452)
Borrowings under non-recourse debt	—	—	4,624	—
Repayments under senior long term debt	—	—	(2,068)	—
Repayments under credit facility	—	(750)	(1,200)	(750)
Distributions to Other Members	—	—	(2,063)	(802)
Distributions to Managing Member	—	—	(167)	(65)
Repurchase of Units	—	—	—	(21)
Net cash used in financing activities	(379)	(1,527)	(2,157)	(4,090)

Net increase (decrease) in cash and cash equivalents	743	(411)	1,640	(546)
Cash and cash equivalents at beginning of period	1,953	1,131	1,056	1,266
Cash and cash equivalents at end of period	$2,696	$720	$2,696	$720

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$67	$30	$101	$116
Cash paid during the period for taxes	$—	$—	$166	$55

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

As of September 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2019 and 2018, and as of September 30, 2019 and December 31, 2018, all of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the statement of operations under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for the quarter ended September 30, 2019 and 2018.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $98 thousand and $112 thousand of purchased securities at September 30, 2019 and December 31, 2018, respectively. Fair value adjustments for unrealized losses of $7 thousand and $8 thousand were recorded during the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, fair value adjustments recorded resulted in an unrealized loss of $14 thousand and an unrealized gain of $12 thousand, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective nine months ended September 30, 2019 and 2018, the Company recorded unrealized gains of $10 thousand and $20 thousand, respectively, to adjust its warrants to fair value. For the three month periods ended September 30, 2019 and 2018, the Company recorded unrealized gains of $25 thousand and $10 thousand, respectively.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants were $239 thousand and $229 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2019 and 2018.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019 the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on current expected credit losses (CECL), leases, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods withi fiscal years beginning after December 15, 2021. The ASU was approved  on October 16, 2019.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes are generally secured by the equipment financed. As of September 30, 2019, the original terms of the notes receivable are from 84 to 90 months and have interest rates ranging from 16.91% to 18% per annum. The notes had net outstanding balances of $17 thousand and $70 thousand at September 30, 2019 and December 31, 2018, respectively. All of the notes mature in 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019, two of the Company’s notes receivable previously on non-accrual status as of December 31, 2018 were removed from said status. Details are as follows (dollars in thousands):

Notes receivable
Non-accrual
December 31, 2018
Number of notes	2
Net investment value	$15
Annual interest rate	18%
Fair value adjustments	$15
Fair value amount	$—
Interest income not recorded relative to original terms	$8

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation Adjustments on
	Doubtful	Financing
	Accounts	Receivables
	Operating	Notes	Total Allowance
	Leases	Receivable	for Credit Losses
Balance December 31, 2017	$—	$15	$15
Reversal of provision for credit losses	1	(15)	(14)
Balance September 30, 2018	$1	$—	$1

Balance December 31, 2018	$1	$—	$1
Provision for credit losses	—	—	—
Balance September 30, 2019	$1	$—	$1

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

(Unaudited)

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

At September 30, 2019, and December 31, 2018, the Company’s investment in notes receivables by credit quality indicator and by class of notes receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30,	December 31,
	2019	2018
Pass	$17	$—
Special mention	—	70
Substandard	—	—
Doubtful	—	—
Total	$17	$70

At September 30, 2019 and December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Notes	Days and
September 30, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$17	$17	$—

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$70	$70	$—

At December 31, 2018, the Company had two notes receivable which were on non-accrual status (See Note 3). These same notes were removed from non-accrual status as of September 30, 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	September 30,
	2018	Impairment Losses	of Leases	2019
Equipment under operating leases, net	$17,005	$(3,416)	$(1,683)	$11,906
Assets held for sale or lease, net	2,677	512	—	3,189
Initial direct costs, net of accumulated amortization of $8 at September 30, 2019 and $9 at December 31, 2018	2	—	(1)	1
Total	$19,684	$(2,904)	$(1,684)	$15,096

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

As a result of these reviews, the Company recorded no impairment losses on equipment for the three months ended September 30, 2019 and $801 thousand for the nine months ended September 30, 2019. There were no impairment losses for the three and nine months ended September 30, 2018.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $501 thousand and $764 thousand for the respective three months ended September 30, 2019 and 2018. Depreciation for the the nine months ended September 30, 2019 and 2018 totaled $1.7 million and $2.4 million, respectively.

IDC amortization expense related to operating leases totaled $1 thousand for the three months ended September 30, 2019. There was no such expense for the three months ended Septmber 30, 2018. For the respective nine months ended September 30, 2019 and 2018, $1 thousand and $6 thousand of IDC amortization were recorded.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,823	—	(1,781)	4,042
Transportation	7,467	—	(7,259)	208
Manufacturing	6,317	—	(1,026)	5,291
Materials handling	1,399	—	(892)	507
Construction	919	—	—	919
Agriculture	542	—	—	542
Air support equipment	120	—	(80)	40
Other	83	—	(83)	—
	42,080	—	(11,121)	30,959
Less accumulated depreciation	(25,075)	(1,683)	7,705	(19,053)
Total	$17,005	$(1,683)	$(3,416)	$11,906

The average estimated residual value for assets on operating leases was 25% and 38% of the assets’ original cost at September 30, 2019 and December 31, 2018, respectively. There were no operating leases in non-accrual status at both September 30, 2019 and December 31, 2018.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

At September 30, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$491
Year ending December 31, 2020	1,558
2021	1,266
2022	1,180
2023	1,164
2024	211
$5,870

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$124	$140	$390	$561
Asset management fees to Managing Member	42	67	131	215
	$166	$207	$521	$776

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2019, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.27% to 3.40% per annum. The notes are secured by assignments of lease payments and pledges of assets used to secure the notes. At September 30, 2019, gross operating lease rentals totaled $4.7 million over the remaining lease terms.

Approximately 98% of this amount relates to a loan for a vessel rented to Halliburton that was previously categorized as senior long-term debt (see Note 8). In May 2019, this loan was renegotiated into non-recourse debt. The carrying value of the pledged assets is $10.1 million. The vessel note matures in February 2024 with the remaining notes maturing at various dates through 2019.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2019	$314	$36	$350
Year ending December 31, 2020	914	123	1,037
2021	946	91	1,037
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	—	172
	$4,337	$333	$4,670

8. Senior long-term debt:

As of December 31, 2018, $2.1 million of senior long-term debt consisted of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bore interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. On May 20, 2019, a non-recourse promissory note approximating $9.2 million was executed for the Fund and ATEL 15, LLC, the proceeds of which were split equally and were used to pay off the senior long-term debt which was initially used to purchase the marine vessel and related “bareboat charter”. The rate on this new note is 3.4%.  The non-recourse promissory note is to be serviced by the cash flows generated under a renewed “bareboat charter”.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Borrowing facilities:

The Company was party, with ATEL Capital Group and certain subsidiaries and affiliated funds, in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders that expired on September 30, 2019. The joint Credit Facility was comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. As of March 31, 2019 the Fund no longer participated in the Warehouse Facility. During the second quarter of 2019, the Company repaid its amounts of outstanding borrowings under the Credit Facility and made no additional borrowings. It will not participate in any negotiated extension or renewal of the Credit Facility, which is to take effect without interruption of the syndicate’s support and is anticipated to be for a two-year term.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(1,200)
Amount borrowed by affiliated partnerships and limited liability companies under the venture, acquisition, and warehouse facilities	(865)	(910)
Total remaining available under the venture, acquisition and warehouse facilities	$74,135	$72,890

The Company and its affiliates paid an annual commitment fee to have access to this line of credit.

As of September 30, 2019, the Company’s commitment to debt covenants expired with its removal from participation in the Credit Facility. The Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of participation.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑, 2‑, 3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company’s outstanding balance under the Acquisition Facility was $1.2 million as of December 31, 2018. There was no outstanding balance at September 30, 2019.

10. Commitments:

At September 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at both September 30, 2019 and December 31, 2018. These amounts included the 50 Units issued to the initial member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions declared	$—	$—	$2,063	$5
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,249,089
Weighted average distributions per Unit	$—	$—	$0.25	$—

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2019 and December 31, 2018, the Company’s investment in securities registered for public sale and warrants were measured on a recurring basis. In addition, at September 30, 2019 and December 31, 2018, certain equipment under operating leases were measured on a non-recurring basis.

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio approximated $239 thousand and $229 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months and nine months ended September 30, 2019 and 2018 classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$214	$242	$229	$232
Unrealized gain on fair value adjustment for warrants	25	10	10	20
Fair value of warrants at end of period	$239	$252	$239	$252

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of securities at beginning of period	$20	$41	$27	$21
Unrealized (loss) gain on fair value of securities	(7)	(8)	(14)	12
Fair value of investment securities at end of period	$13	$33	$13	$33

Impaired lease and off-lease equipment (non-recurring)

At September 30, 2019 and December 31, 2018, the Company deemed certain off lease equipment (assets) to be impaired and recorded $801 thousand and $4 thousand, respectively, of fair value adjustments to reduce the cost basis of the equipment.

		Level 1	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$112	$—	$	$112

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2018	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$4	$—	$—	$4

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92
			Exercise price	$0.1 - $160.05
			Time to maturity (in years)	1.24 - 6.33
			Risk-free interest rate	1.56% - 2.44%
			Annualized volatility	43.40% - 117.54%

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $112,000)
			Equipment Condition	Poor to Average

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.1 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	47.58% - 91.94%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,696	$2,696	$—	$—	$2,696
Notes receivable	17	—	—	17	17
Investment in securities	13	13	—	—	13
Warrants, fair value	239	—	—	239	239

Financial liabilities:
Non-recourse debt	4,337	—	—	4,343	4,343

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,056	$1,056	$—	$—	$1,056
Notes receivable	70	—	—	63	63
Investment in securities	27	27	—	—	27
Warrants, fair value	229	—	—	229	229

Financial liabilities:
Non-recourse debt	996	—	—	991	991
Senior long-term debt	2,068	—	—	2,456	2,456
Acquisition credit facility	1,200	—	—	1,200	1,200

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

Results of Operations

The Fund had net losses of $414 thousand and $492 thousand for the respective three and nine month periods ended September 30, 2019.

Total revenues for the quarter were $516 thousand and $3.3 million for the year-to-date. Such revenues were from operating lease rents, gains on sales of operating lease assets and income for deferred maintenance. Operating lease rents for the quarter were $760 thousand and $2.6 million for the year-to-date period. Compared to prior periods, revenues have been declining which is indicative of a Fund in its liquidating stage where lease assets are sold as lease commitments end. A loss of $283 thousand on sale of operating lease assets was recorded for the three month period ended September 30, 2019 while a gain of $141 thousand was recorded for the nine month period ended September 30, 2019. Income from deferred maintenance totaled $473 thousand for the nine month period ended September 30, 2019, all of which was recorded in the second quarter of 2019.

Total operating expenses for the quarter were $930 thousand and a cumulative $3.8 million for the year-to-date.  The main components of such operating expenses were from depreciation and impairment of operating lease assets, cost reimbursements to managing member and/or affiliates, taxes on income and franchise fees and professional fees and outside services.

Depreciation and impairment of operating lease assets for the quarter was $501 thousand and $2.5 million for the year-to-date period. The year-to-date amount includes  $801 thousand of impairment to residual values of both on-lease and off-lease equipment; subsequent to the expiration of the respective lease contracts. Overall the depreciation of operating lease assets is decreasing year by year, which is consistent with Fund in its liquidating stage where lease assets are sold as lease commitments end.

Cost reimbursements to Managing Member and/or affiliates of $124 thousand and $390 thousand for the respective three and nine month periods ended September 30, 2019 have also been decreasing when compared to prior periods, which is consistent with a fund in its liquidating stage and is reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Cash balances increased during the respective quarterly and year-to-date periods by $743 thousand and $1.6 million. This was mainly the result of the aforementioned items of net (loss) income, depreciation and impairment of operating lease assets, a special distribution of $2.2 million during the second quarter and gain on sales of lease assets augmented by the proceeds from sales of lease assets of $911 thousand and $2.2 million during the respective quarter and year-to-date periods.

Other major cash flows for the nine month period ended September 30, 2019, were due to the renegotiating of the senior debt amount of $2 million to a non–recourse loan of $4.6 million, offset in part by the repayment of the credit facility.

Capital Resources and Liquidity

At September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $2.7 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$211	$1,024	$1,553	$3,028
Investing activities	911	92	2,244	516
Financing activities	(379)	(1,527)	(2,157)	(4,090)
Net increase (decrease) in cash and cash equivalents	$743	$(411)	$1,640	$(546)

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $13.65 million, 0.32 to 1, and 16.32 to 1, respectively, as of September 30, 2019. As such, as of September 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net (loss) income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2019 (in thousands):

Tangible Net Worth	$13,650
Total Debt	4,337

Net loss - GAAP basis	(225)
Interest expense	149
Depreciation and amortization	2,461
Amortization of initial direct costs	1
Impairment losses	4
Provision for losses on investment in securities	19
Unrealized gain on fair value adjustment for warrants	21
Principal payments received on direct financing leases	3
EBITDA (for Credit Facility financial covenant calculation only)	$2,433

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. The monthly distributions were discontinued in 2018 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Jan 2019 – Jun 2019	Jan - Jun 2019	2,063		167		2,230		0.27	8,246,919
		$54,861		$167		$55,028		$7.54
Source of distributions
Lease and loan payments received		$54,861	100.00%	$—	0.00%	$55,028	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$54,861	100.00%	$—	0.00%	$55,028	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 73 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the year ended December 31, 2010, the periods from January 1 — November 30, 2011, December 1, 2011 — November 30, 2012, December 1, 2012 — November 30, 2013, December 1, 2013 — November 30, 2014, December 1, 2014 — November 30, 2015, December 31, 2015 to November 30, 2016, December 31, 2016 to November 30, 2017, and December 31, 2017 to February 28, 2018,  January 1, 2018-December 31, 2018, and January 1, 2019- June 30, 2019 respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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