Form 10-K
period 2019-12-31
ATEL 14, LLC
filed 2020-03-26
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b‑2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 8,246,919.

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

Narrative Description of Business

The Company had acquired various types of new and used equipment subject to leases and made loans secured by equipment acquired by its borrowers. The Company’s primary investment objective was to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio included some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company sought equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company only purchases equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2019, the Company had purchased equipment with a total acquisition price of $93.4 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2019.

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

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity equipment under operating leases or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the US, had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2019 and the industries to which the assets had been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$22,217	23.80%
Marine	19,410	20.79%
Manufacturing	12,995	13.92%
Materials handling	12,994	13.92%
Transportation	8,148	8.73%
Construction	5,835	6.25%
Mining	4,830	5.17%
Research	4,766	5.11%
Other	2,159	2.31%
	$93,354	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Manufacturing	$29,009	31.07%
Natural gas	24,240	25.97%
Wholesale, nondurable goods	8,910	9.54%
Agriculture	8,743	9.37%
Food products	4,651	4.98%
Transportation, rail	4,220	4.52%
Construction	2,348	2.52%
Utilities	2,124	2.28%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.57%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.02%
	$93,354	100.00%

From inception to December 31, 2019, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$13,945	$9,047	$11,654
Materials handling	12,612	3,174	13,094
Manufacturing	7,704	4,447	3,980
Mining	4,830	3,185	4,202
Construction	4,778	1,671	4,788
Research	2,516	760	2,097
Transportation, other	7,184	1,471	7,458
Other	1,427	181	1,674
	$54,996	$23,936	$48,947

For further information regarding the Company’s equipment lease portfolio as of December 31, 2019, see Note 4 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets had been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Fundings
Computer equipment	$2,905	23.78%
Manufacturing	2,496	20.43%
Research	1,807	14.79%
Vending equipment	1,000	8.19%
Furniture & fixtures	700	5.73%
Chemical processing	300	2.46%
Other	3,007	24.62%
	$12,215	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Fundings
Manufacturing	$3,950	32.34%
Business services	2,594	21.24%
Electronics	1,767	14.47%
Internet Services	1,097	8.98%
Refuse systems	1,000	8.19%
Chemicals/Allied products	946	7.74%
Health services	500	4.09%
Lab equipment	361	2.95%
	$12,215	100.00%

From inception to December 31, 2019, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Computer equipment	$2,906	$752	$2,770
Manufacturing	2,196	390	2,349
Research	1,807	1,016	1,136
Furniture & fixtures	1,024	183	1,107
Vending equipment	1,000	855	351
Chemical processing	300	—	385
Other	1,782	814	1,251
	$11,015	$4,010	$9,349

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2019.

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

B.

Equipment under Operating Leases (net of fees and expenses):  The estimated values for Equipment under Operating Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2019.

For Off-Lease:  Assumes current fair market value of off-lease equipment based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.

Investments in Notes Receivable:  The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.27. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of December 2009. The monthly distributions were discontinued in 2018 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Managing Member. A special distribution was paid in June 2019.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Jan 2019 – Dec 2019	Feb - Jun 2019	2,063		—		2,063		0.25	8,246,919
		$54,861		$—		$54,861		$7.52
Source of distributions
Lease and loan payments received		$54,861	100.00%	$—	0.00%	$54,861	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$54,861	100.00%	$—	0.00%	$54,861	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the year ended December 31, 2013, periods from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 - November 30, 2016, December 1, 2016 – November 30, 2017, October 1, 2017 – January 31, 2018, December 1, 2017 – February 28, 2018, January 1, 2017 - January 31, 2018 and January 1, 2019 – December 31, 2019, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.5 million. As of December 31, 2019, 8,246,919 Units were issued and outstanding.

During 2011, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ended December 31, 2019, the Company continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2018, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015. The utilization percentage of existing assets under lease was 56% and 84% at December 31, 2019 and 2018, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The fund had a net loss of $415 thousand for 2019 and net income $1.4 million for 2018.

Total revenues were $4.1 million for 2019 and $6.8 million for the 2018. Such revenues were from operating lease rents, gains on sales of operating lease assets and income from deferred maintenance fees.

Operating lease rents were $3.3 million for 2019 and $6.3 million for 2018. Compared to 2018, the decline in revenue in 2019 is indicative of a Fund in its liquidating stage, where lease assets are sold as lease commitments end. Equipment sold during 2019 represented 26% of the 2018 year-end portfolio.

Gains on the sale of operating lease assets were $203 thousand and $217 thousand for 2019 and 2018, respectively. Income from deferred maintenance totaled $479 thousand for 2019 and $155 thousand for 2018.

Total operating expenses were $4.5 million and $5.3 million for 2019 and 2018, respectively. The main components of such operating expenses were depreciation, impairment of operating lease assets, cost reimbursements to the Managing Member and/or affiliates, taxes on income and franchise fees, and professional fees and outside services.

Combined, depreciation and impairment of operating lease assets totaled $2.9 million for 2019 and $3.2 million for 2018. These amounts include impairment to residual values of both on-lease and off-lease equipment subsequent to the expiration of the respective lease contracts. Such impairment totaled $801 thousand and $4 thousand for 2019 and 2018, respectively.

Cost reimbursements to the Managing Member and/or affiliates of $497 thousand and $721 thousand were recorded for 2019 and 2018, respectively. This decreasing amount is consistent with a fund in its liquidating stage and is reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Capital Resources and Liquidity

At December 31, 2019 and 2018, the Company’s cash and cash equivalents totaled $2.8 million and $1.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$1,899	$4,048
Investing activities	2,346	621
Financing activities	(2,470)	(4,879)
Net increase (decrease) in cash and cash equivalents	$1,775	$(210)

During 2019 and 2018, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts, funding from new non-recourse debt borrowings and investments in notes receivable. The Company also received  $2.3 million and $590 thousand of proceeds from sales of lease assets and early termination of notes receivable during the respective years ended December 31, 2019 and 2018. New non-recourse debt borrowings for the year totaled $4.6 million. There were no such borrowings in 2018.

During the same comparative years, cash was primarily used to make distributions, and to repay borrowings under non-recourse debt and the credit facility. Distributions paid to the Other Members and the Managing Member amounted to $2.2 million and $875 thousand during the years ended December 31, 2019 and 2018, respectively. During 2019 and 2018, cash payments made to reduce non-recourse debt totaled $1.6 million and $3.2 million, respectively; while $1.2 million and $750 thousand of cash was used to repay borrowings under the credit facility.  In addition, during 2019, the $2.1 million senior long-term debt was paid off in full, see note 8 on page 32 for further details.

During the same comparative years, cash was also used to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

From June 15, 2010, the Company had participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility was comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility. This facility was re-negotiated during the fourth quarter of 2019 which resulted in the Company no longer participating in the facility.

 Non-Recourse Long-Term Debt

As of December 31, 2019 and 2018, the Company had non-recourse long-term debt totaling $4 million and $1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Senior Long-Term Debt

As of December 31, 2019, the Company had no senior long-term debt. For the year ended December 31, 2018, such debt totaled $2.1 million. This debt was settled in May 2019.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2019. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2019, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 14, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”) as of December 31, 2019 and 2018,  the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

We have served as the Company’s auditor since 2009.

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$2,831	$1,056
Accounts receivable, net	61	152
Notes receivable, net	—	70
Investment in securities	99	112
Warrants, fair value	271	229
Equipment under operating leases, net	14,657	19,684
Prepaid expenses and other assets	79	83
Total assets	$17,998	$21,386

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$—	$2
Affiliates	32	11
Other	212	678
Non-recourse debt	4,022	996
Senior long-term debt	—	2,068
Credit facility	—	1,200
Unearned operating lease income	42	26
Unearned interest income	—	70
Total liabilities	4,308	5,051

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	13,690	16,335
Total Members’ capital	13,690	16,335
Total liabilities and Members’ capital	$17,998	$21,386

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Leasing and lending activities:
Operating leases	$3,293	$6,338
Interest on notes receivable	70	55
Gain on sales of operating lease assets and early termination of notes receivable	207	217
Unrealized gain (loss) on fair value adjustment for warrants	42	(3)
Unrealized (loss) gain on fair value adjustment for investments in securities	(12)	6
Other	478	159
Total revenues	4,078	6,772

Expenses:
Depreciation of operating lease assets	2,085	3,206
Asset management fees to Managing Member	161	280
Cost reimbursements to Managing Member and/or affiliates	497	721
Reversal of credit losses	—	(14)
Impairment losses on investment in securities	—	17
Impairment losses on equipment	801	4
Amortization of initial direct costs	1	6
Interest expense	139	221
Professional fees	191	136
Outside services	87	122
Taxes on income and franchise fees	109	91
Bank charges	9	125
Railcar maintenance	144	205
Other	269	207
Total expenses	4,493	5,327
Net (loss) income	$(415)	$1,445

Net (loss) income:
Managing Member	$167	$1
Other Members	(582)	1,444
	$(415)	$1,445

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.05)	$0.18
Weighted average number of Units outstanding	8,246,919	8,248,542

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2017	8,257,599	$14,924	$—	$14,924
Repurchase of Units	(10,680)	(21)	—	(21)
Distributions to Other Members ($0 per Unit)	—	(12)	—	(12)
Distributions to Managing Member	—	—	(1)	(1)
Net income	—	1,444	1	1,445
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(582)	167	(415)
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
Operating activities:
Net (loss) income	$(415)	$1,445
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets and early termination of notes receivable	(207)	(217)
Depreciation of operating lease assets	2,085	3,206
Amortization of initial direct costs	1	6
Provision (reversal of) credit losses	4	(14)
Impairment losses on investment in securities	—	17
Impairment losses on equipment	801	4
Unrealized (gain) loss on fair value adjustment for warrants	(42)	3
Unrealized loss (gain) on fair value adjustment for marketable securities	12	(6)
Changes in operating assets and liabilities:
Accounts receivable	87	(67)
Prepaid expenses and other assets	4	2
Accounts payable, Managing Member and affiliates	19	(203)
Other accounts payable and accruals	(466)	(48)
Unearned operating lease income	16	(80)
Net cash provided by operating activities	1,899	4,048

Investing activities:
Purchase of securities	—	(2)
Proceeds from sales of operating lease assets and early termination of notes receivable	2,346	590
Principal payments received on direct financing leases	—	18
Principal payments received on notes receivable	—	15
Net cash provided by investing activities	2,346	621

Financing activities:
Repayments under non-recourse debt	(1,596)	(3,233)
Borrowings under non-recourse debt	4,624	—
Repayments under senior long term debt	(2,068)	—
Repayments under credit facility	(1,200)	(750)
Distributions to Other Members	(2,063)	(809)
Distributions to Managing Member	(167)	(66)
Repurchase of Units	—	(21)
Net cash used in financing activities	(2,470)	(4,879)

Net increase (decrease) in cash and cash equivalents	1,775	(210)
Cash and cash equivalents at beginning of year	1,056	1,266
Cash and cash equivalents at end of year	$2,831	$1,056

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$137	$140
Cash paid during year for taxes	$166	$55

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 14, Subsequent Events.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Initial direct costs:

In 2019, with the adoption of Accounting Standards Update (ASU) NO. 2016-02, certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs  (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2019 and 2018, and as of December 31, 2019 and 2018,  all of the Company’s  current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $99 thousand and $112 thousand of purchased securities at December 31, 2019 and 2018, respectively. There were no impairment adjustments during the year ended December 31, 2019, while $17 thousand was recorded for the 2018 year end. Fair value adjustments of a  $12 thousand unrealized loss and $6 thousand unrealized gain were recorded during 2019 and 2018, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $42 thousand and unrealized losses of $3 thousand on fair value adjustment of its warrants during 2019 and 2018, respectively. The unrealized gain recorded during 2019 increased the estimated fair value of the Company’s portfolio of warrants to $271 thousand at December 31, 2019 from $229 thousand at December 31, 2018.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2019 and 2018, the related provision for state income taxes was approximately $109 thousand and $91 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Financial statement basis of net assets	$13,690	$16,335
Tax basis of net assets (unaudited)	20,857	21,179
Difference	$(7,167)	$(4,844)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net income per financial statements	$(415)	$1,445
Tax adjustments (unaudited):
Adjustment to depreciation expense	(473)	70
Provision for losses and doubtful accounts	3	2
Adjustments to (expenses) revenues	(13)	(65)
Adjustments to gain on sales of assets	2,021	314
Other	785	46
Income per federal tax return (unaudited)	$1,908	$1,812

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the year ended 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Companies note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019 the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL) and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

As of December 31, 2019 and 2018, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2019	2018
Natural gas	63%	46%
Manufacturing	17%	17%
Food products	* %	11%

*Less than 10%

During 2019 and 2018, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2019	2018
Halliburton Overseas Limited	Marine vessel	37%	39%
The Kansas City Southern Railway Company	Transportation, rail	20%	11%
GE Aviation	Manufacturing	* %	11%

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4.  Equipment under Operating Leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	December 31,
	2018	Impairment Losses	of Leases	2019
Equipment under operating leases, net	$17,005	$(3,443)	$(2,085)	$11,477
Assets held for sale or lease, net	2,677	1,302	(799)	3,180
IDC, net of accumulated amortization of $0 at December 31, 2019 and $9 at December 31, 2018	2	(1)	(1)	—
Total	$19,684	$(2,142)	$(2,885)	$14,657

Impairment of investments in leases:

The Company recorded $801 thousand and $4 thousand of fair value adjustments during 2019 and 2018, respectively. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.1 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $6 thousand for the respective years ended December 31, 2019 and 2018.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,823	—	(1,813)	4,010
Transportation	7,467	—	(7,259)	208
Manufacturing	6,317	—	(1,025)	5,292
Materials handling	1,399	—	(1,073)	326
Construction	919	—	—	919
Agriculture	542	—	—	542
Air support equipment	120	—	(120)	—
Other	83	—	(83)	—
	42,080	—	(11,373)	30,707
Less accumulated depreciation	(25,075)	(2,085)	7,930	(19,230)
Total	$17,005	$(2,085)	$(3,443)	$11,477

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost at both December 31, 2019 and 2018, respectively. There were no operating leases in non-accrual status at both December 31, 2019 and 2018.

At December 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2020	$1,558
2021	1,266
2022	1,180
2023	1,164
2024	211
$5,379

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2019 and 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Allowance for credit losses:

The Company’s  allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation Adjustments on
	Doubtful	Financing
	Accounts	Receivables
	Operating	Notes	Total Allowance
	Leases	Receivable	for Credit Losses
Balance December 31, 2017	$—	$15	$15
Provision for (reversal of) credit losses	1	(15)	(14)
Balance December 31, 2018	$1	$—	$1

Balance December 31, 2018	$1	$—	$1
Provision for credit losses	4	—	4
Balance December 31, 2019	$5	$—	$5

As of December 31, 2019 and December 31, 2018, the Company had no allowances for financing receivables.

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

At December 31, 2019, the Company had no financing receivables.

At December 31, 2018, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	2019	2018
Pass	$—	$—
Special mention	—	70
Substandard	—	—
Doubtful	—	—
Total	$—	$70

At December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

Recorded
			Greater			Total	Investment>90
	31-60 Days	61-90 Days	Than	Total		Notes	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$70	$70	$—

At December 31, 2019, the Company did not have any notes receivable on non-accrual status.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$497	$721
Asset management fees to Managing Member	161	280
	$658	$1,001

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2019 and 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7.  Non-recourse debt:

At December 31, 2019, non-recourse debt consists of  a note payable to financial institutions.  Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2019, gross operating lease rentals totaled approximately $4.3 million; and the carrying value of the pledged assets is $8.4 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2020	$914	$123	$1,037
2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
	$4,022	$298	$4,320

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

8. Senior long-term debt:

As of December 31, 2018, the $2.1 million of senior long-term debt consisted of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 15, LLC. The note bore interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. On May 20, 2019, a non-recourse note approximating $9.2 million was executed for the Fund and ATEL 15 LLC, the proceeds of which were split equally and were used to pay off the senior long-term debt which was initially used to purchase the marine vessel and related “bareboat charter”. The rate on this new note is 3.4%. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed ‘bareboat charter”.

9.  Borrowing facilities:

The Company had participated with the ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The Credit Facility was  renegotiated and renewed during the fourth quarter of 2019, and upon the renewal the Company no longer participates in the credit facility.

10.  Commitments:

At December 31, 2019, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

12.  Members’ capital:

A total of 8,246,919 Units were issued and outstanding at December 31, 2019 and 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	2019	2018
Distributions declared	$2,063	$12
Weighted average number of Units outstanding	8,246,919	8,248,542
Weighted average distributions per Unit	$0.25	$0.00

13. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At December 31, 2019 and 2018, the Company’s certain investment in securities registered for public sale and warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2019 and 2018.

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

Such fair value adjustments utilized the following methodology:

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio approximated $271 thousand and $229 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the years ended December 31, 2019 and 2018 and classified as level 3 are as follows (in thousands):

	2019	2018
Fair value of warrants at beginning of period	$229	$232
Unrealized gain (loss) on fair value adjustment for warrants	42	(3)
Fair value of warrants at end of period	$271	$229

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

The fair value of investment securities that were accounted for on a recurring basis as of the year ended December 31, 2019 and classified as Level 1 are as follows (in thousands):

	2019	2018
Fair value of securities at beginning of year	$27	$21
Unrealized (loss) gain on fair value of securities	(12)	6
Fair value of investment securities at end of year	$15	$27

Impaired off-lease equipment (non-recurring)

During 2019 and 2018, the Company recorded fair value adjustments totaling $801 thousand and $4 thousand, respectively, to reduce the cost basis of certain off-lease transportation, rail and research equipment.

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$104	$—	$	$104

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2018	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92
			Exercise price	$0.10 - $160.05
			Time to maturity (in years)	0.99 - 6.08
			Risk-free interest rate	1.58% - 1.73%
			Annualized volatility	43.92% - 109.07%

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $104,000)
			Equipment Condition	Poor to Average

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.1 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	47.58% - 91.94%

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $7,550)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,831	$2,831	$—	$—	$2,831
Investment in securities	15	15	—	—	15
Warrants, fair value	271	—	—	271	271

Financial liabilities:
Non-recourse debt	4,022	—	—	4,027	4,027

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,056	$1,056	$—	$—	$1,056
Notes receivable	70	—	—	63	63
Investment in securities	27	27	—	—	27
Warrants, fair value	229	—	—	229	229

Financial liabilities:
Non-recourse debt	996	—	—	991	991
Senior long-term debt	2,068	—	—	2,456	2,456
Acquisition credit facility	1,200	—	—	1,200	1,200

14.   Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a‑15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Equipment under Operating Leases, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Equipment under Operating Leases. Based on the formula in the NASAA Guidelines, the Fund’s minimum Equipment under Operating Leases would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund’s minimum Equipment under Operating Leases would therefore exceed the NASAA Fee Limitation minimum by 9%.

The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Equipment under Operating Leases exceeds the minimum Equipment under Operating Leases under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Equipment under Operating Leases over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Equipment under Operating Leases. With a minimum Equipment under Operating Leases of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Equipment under Operating Leases, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.

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

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.0006%
	The Transamerica Pyramid	Company Units
	600 Montgomery Street, 9th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $108 thousand and $68 thousand, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10‑Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	15
	Balance Sheets at December 31, 2019 and 2018	16
	Statements of Operations for the years ended December 31, 2019 and 2018	17
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018	18
	Statements of Cash Flows for the years ended December 31, 2019 and 2018	19
	Notes to Financial Statements	20

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2020

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.