Form 10-Q
period 2020-03-31
ATEL 14, LLC
filed 2020-05-15
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$607	$2,831
Accounts receivable, net	42	61
Investment in securities	98	99
Warrants, fair value	40	271
Equipment under operating leases, net	14,316	14,657
Prepaid expenses and other assets	71	79
Total assets	$15,174	$17,998

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$45	$32
Other	242	212
Non-recourse debt	3,797	4,022
Unearned operating lease income	—	42
Total liabilities	4,084	4,308

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	11,090	13,690
Total Members’ capital	11,090	13,690
Total liabilities and Members’ capital	$15,174	$17,998

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Leasing and lending activities:
Operating leases	$664	$1,134
Interest on notes receivable	—	17
Gain on sales of operating lease assets and early termination of notes receivable	1	405
Unrealized (loss) gain on fair value adjustment for warrants	(231)	1
Unrealized loss on fair value adjustment for investments in securities	(1)	(8)
Other	2	4
Total revenues	435	1,553

Expenses:
Depreciation of operating lease assets	332	649
Asset management fees to Managing Member	27	56
Cost reimbursements to Managing Member and/or affiliates	116	147
Interest expense	34	33
Professional fees	53	86
Outside services	14	26
Taxes on income and franchise fees	30	37
Bank charges	2	3
Storage fees	38	22
Railcar maintenance	62	15
Freight and shipping	35	13
Other	18	43
Total expenses	761	1,130
Net (loss) income	$(326)	$423

Net (loss) income:
Managing Member	$171	$—
Other Members	(497)	423
	$(326)	$423

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.06)	$0.05
Weighted average number of Units outstanding	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(497)	171	(326)
Balance March 31, 2020	8,246,919	$11,090	$—	$11,090

	Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Net income	—	423	—	423
Balance March 31, 2019	8,246,919	$16,758	$—	$16,758

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

 MARCH 31, 2020 AND 2019

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(326)	$423
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets and early termination of notes receivable	(1)	(405)
Depreciation of operating lease assets	332	649
Provision for credit losses	2	1
Unrealized loss (gain) on fair value adjustment for warrants	231	(1)
Unrealized loss on fair value adjustment for investments in securities	1	8
Changes in operating assets and liabilities:
Accounts receivable	17	35
Prepaid expenses and other assets	8	10
Accounts payable, Managing Member and affiliates	13	43
Other accounts payable and accruals	30	(8)
Unearned operating lease income	(42)	55
Net cash provided by operating activities	265	810

Investing activities:
Proceeds from sales of operating lease assets and early termination of notes receivable	10	514
Net cash provided by investing activities	10	514

Financing activities:
Repayments under non-recourse debt	(225)	(580)
Repayments under credit facility	—	(600)
Distributions to Other Members	(2,103)	—
Distributions to Managing Member	(171)	—
Net cash used in financing activities	(2,499)	(1,180)

Net (decrease) increase in cash and cash equivalents	(2,224)	144
Cash and cash equivalents at beginning of period	2,831	1,056
Cash and cash equivalents at end of period	$607	$1,200

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$34	$13
Cash paid during period for taxes	$138	$16

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

As of March 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2020 and 2019, and as of March 31, 2020 and December 31, 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $98 thousand and $99  thousand of purchased securities at March 31, 2020 and December 31, 2019, respectively. There were no impairment adjustments during the three months ended March 31, 2020 and 2019. For securities with readily determinable fair values, unrealized losses of $1 thousand and $8 thousand were recorded during the three months ended March 31, 2020 and 2019, respectively. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three months ended March 31, 2020 and 2019. Cumulatively, a total of $227 thousand was recorded to reduce the value of such investment in securities based on changes in observable prices.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded an unrealized loss of $231 thousand and an unrealized gain of $1 thousand on fair value adjustment of its warrants during the three months ended March 31, 2020 and March 31, 2019, respectively.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

In 2019, with the adoption of ASU 2016-01, certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs  (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Companies note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019 the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Fund’s financial statements and related disclosure requirements.

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating
Leases
Balance December 31, 2018	$—
Provision for credit losses	1
Balance March 31, 2019	$1

Balance December 31, 2019	$5
Provision for credit losses	2
Balance March 31, 2020	$7

4.  Equipment under Operating Leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	March 31,
	2019	Impairment Losses	of Leases	2020
Equipment under operating leases, net	$11,477	$(2)	$(332)	$11,143
Assets held for sale or lease, net	3,180	(7)	—	3,173
Total	$14,657	$(9)	$(332)	$14,316

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $332 thousand and $649 thousand for the three months ended March 31, 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2015.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	—	4,010
Transportation	208	—	—	208
Manufacturing	5,292	—	(93)	5,199
Materials handling	326	—	(43)	283
Construction	919	—	—	919
Agriculture	542	—	—	542
	30,707	—	(136)	30,571
Less accumulated depreciation	(19,230)	(332)	134	(19,428)
Total	$11,477	$(332)	$(2)	$11,143

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at March 31, 2020 and 25% at December 31, 2019. There were no operating leases in non-accrual status at both March 31, 2020 and December 31, 2019.

At March 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2020	$1,159
Year ended December 31, 2021	1,266
2022	1,180
2023	1,164
2024	211
$4,980

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2020 and December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$116	$147
Asset management fees to Managing Member	27	56
	$143	$203

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6.  Non-recourse debt:

At March 31, 2020, non-recourse debt consists of  a note payable to financial institutions.  Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2020, gross operating lease rentals totaled approximately $4.1 million; and the carrying value of the pledged assets is $8.2 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2020	$689	$89	$778
Year ended December 31, 2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
	$3,797	$264	$4,061

7. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, upon which, the Company ceased to be a participant.

8.  Commitments:

At March 31, 2020, there were no commitments to purchase lease assets and fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.  Members’ capital:

A total of 8,246,919 Units were issued and outstanding at March 31, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions declared	$2,103	$—
Weighted average number of Units outstanding	8,246,919	8,246,919
Weighted average distributions per Unit	$0.26	$—

10.  Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2020 and December 31, 2019,  certain investment in securities registered for public sale and warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $40 thousand and $271 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months ended March 31, 2020 and 2019 and classified as level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of warrants at beginning of period	$271	$229
Unrealized (loss) gain on fair value adjustment for warrants	(231)	1
Fair value of warrants at end of period	$40	$230

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2020 and 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of securities at beginning of period	$15	$112
Unrealized loss on fair value of securities	(1)	(8)
Fair value of investment securities at end of period	$14	$104

Impaired off-lease equipment (non-recurring)

Subsequent to the first quarter of 2019, the Company had deemed certain equipment to be impaired and recorded fair value adjustments totaling  $801 thousand,  all of which were recorded during the third quarter of 2019. Such adjustments reduced the cost basis of certain off-lease transportation equipment. There was no additional impairment recorded during the first quarter of 2020.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$96	$—	$—	$96

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$104	$—	$—	$104

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019:

March 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $5.23 ($0.29)
			Exercise price	$0.10 - $1,000.00 ($0.49)
			Time to maturity (in years)	0.37 - 5.83 (1.66)
			Risk-free interest rate	0.15% - 0.45% (0.22%)
			Annualized volatility	35.15% - 114.63% (46.41%)

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $96,000)
			Equipment Condition	Poor to Average

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92 ($0.38)
			Exercise price	$0.10 - $1,000.00 ($0.50)
			Time to maturity (in years)	0.99 - 6.08 (2.05)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	43.92% - 109.07% (50.73%)

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $104,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$607	$607	$—	$—	$607
Investment in securities	14	14	—	—	14
Warrants, fair value	40	—	—	40	40

Financial liabilities:
Non-recourse debt	3,797	—	—	3,817	3,817

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,831	$2,831	$—	$—	$2,831
Investment in securities	15	15	—	—	15
Warrants, fair value	271	—	—	271	271

Financial liabilities:
Non-recourse debt	4,022	—	—	4,027	4,027

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11.   Global health emergency:

On January  30, 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

Results of Operations

The Company had a net loss of $326 thousand and net income of $423 thousand for the respective three month periods ended March 31, 2020 and 2019. The results of the first quarter of 2020 reflect decreases in both revenues and expenses when compared to the prior year period.

Total revenues for the quarter ended March 31, 2020 were $435 thousand compared to $1.6 million for the quarter ended March 31, 2019. This reduction of $1.1 million was primarily due to decreases in operating lease revenues, a decrease in gains recognized on sale of assets, and an increase in unrealized losses on the fair market value of warrants.

The reduction in operating lease revenues totaled $470 thousand and was a result of portfolio run-off and disposition of lease assets. Gain on sales of lease assets decreased by $404 thousand primarily due to a change in the mix of assets sold; and, unrealized losses on the Fund’s portfolio of warrants increased by $232 thousand due to the low interest rate environment and change in stock price for certain underlying securities.

Total expenses for the current quarter ended March 31, 2020 were $761 thousand and $1.1 million for the quarter ended March 31, 2019. The $369 thousand, or 33%, decline in expenses was primarily due to decreases in depreciation, cost reimbursements to Managing Member and/or affiliates, and asset management fees paid to the Managing Member.

Depreciation expense was reduced by $317 thousand primarily due to run-off and sales of lease assets. Cost reimbursements to Managing Member and/or affiliates saw a reduction of $31 thousand due to lower allocated costs. Such decline in allocated costs is reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Management fees was reduced by $29 thousand due to lower managed assets and revenues.

These reductions in expenses were partially offset by a $47 thousand increase in railcar maintenance expenses, which was attributable to an increase in off-lease railcar inventory.

Capital Resources and Liquidity

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $607 thousand and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$265	$810
Investing activities	10	514
Financing activities	(2,499)	(1,180)
Net (decrease) increase in cash and cash equivalents	$(2,224)	$144

During the three months ended March 31, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the first quarter of 2019, the Company received $514 thousand of proceeds from sales of lease assets and early termination of notes receivable. Such proceeds total $10 thousand during the current quarter.

During the same comparative periods, cash was primarily used to make distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member amounted to $2.3 million during the three months ended March 31, 2020; there were no distributions paid during the same period in 2019. Repayments of borrowing under non-recourse debt totaled $225 thousand and $580 thousand for the respective three months ended March 31, 2020 and 2019. In addition, during the first quarter of 2019, cash was used to repay $600 thousand of borrowing under the credit facility, which was fully settled in April 2019.

Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Jan 2019 – Dec 2019	Feb - Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2020 - Mar 2020	Feb - Mar 2020	2,103		—		2,103		0.26	8,246,919
		$56,964		$—		$56,964		$7.78
Source of distributions
Lease and loan payments received		$56,964	100.00%	$—	0.00%	$56,964	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$56,964	100.00%	$—	0.00%	$56,964	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the year ended December 31, 2013, periods from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 - November 30, 2016, December 1, 2016 – November 30, 2017, October 1, 2017 – January 31, 2018, December 1, 2017 – February 28, 2018, January 1, 2017 – January 31, 2018, January 1, 2019 – December 2019 and January 2020 – March 31, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s significant accounting policies since December 31, 2019.

Item 4.  Controls and  Procedures

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

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