Form 10-Q
period 2020-06-30
ATEL 14, LLC
filed 2020-08-14
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

◻         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No 

The number of Limited Liability Company Units outstanding as of July 31, 2020 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$762	$2,831
Accounts receivable, net	68	61
Investment in securities	100	99
Warrants, fair value	419	271
Equipment under operating leases, net	13,997	14,657
Prepaid expenses and other assets	72	79
Total assets	$15,418	$17,998

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$75	$32
Other	328	212
Non-recourse debt	3,569	4,022
Unearned operating lease income	14	42
Total liabilities	3,986	4,308

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	11,432	13,690
Total Members’ capital	11,432	13,690
Total liabilities and Members’ capital	$15,418	$17,998

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases	$656	$725	$1,320	$1,859
Interest on notes receivable	—	18	—	35
(Loss) gain on sales of operating lease assets and early termination of notes receivable	(4)	19	(3)	424
Other revenue	10	469	12	473
Total operating revenues	662	1,231	1,329	2,791

Operating expenses:
Depreciation of operating lease assets	346	533	678	1,182
Asset management fees to Managing Member	31	33	58	89
Cost reimbursements to Managing Member and/or affiliates	114	119	230	266
Impairment losses on equipment	—	801	—	801
Acquisition expense	5	—	5	—
Interest expense	31	33	65	66
Professional fees	54	38	107	124
Outside services	19	17	33	43
Taxes on income and franchise fees	30	43	60	80
Bank charges	2	2	4	5
Storage fees	10	28	48	50
Railcar maintenance	30	39	92	54
Freight and shipping	2	11	37	24
Other expense	26	20	44	63
Total operating expenses	700	1,717	1,461	2,847
Net loss from operations	(38)	(486)	(132)	(56)

Other income (loss):
Unrealized gain (loss) on fair value adjustment for warrants	379	(15)	148	(15)
Unrealized gain (loss) on fair value adjustment for marketable securities	1	1	—	(7)
Total other income (loss)	380	(14)	148	(22)
Net income (loss)	$342	$(500)	$16	$(78)

Net income (loss):
Managing Member	$—	$167	$171	$167
Other Members	342	(667)	(155)	(245)
	$342	$(500)	$16	$(78)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.04	$(0.08)	$(0.02)	$(0.03)
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	8,246,919	$11,090	$—	$11,090
Net income	—	342	—	342
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432

	Six Months ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(155)	171	16
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432

	Three Months ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2019	8,246,919	$16,757	$—	$16,757
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(667)	167	(500)
Balance June 30, 2019	8,246,919	$14,027	$—	$14,027

	Six Months ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(245)	167	(78)
Balance June 30, 2019	8,246,919	$14,027	$—	$14,027

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income (loss)	$16	$(78)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of operating lease assets and early termination of notes receivable	3	(424)
Depreciation of operating lease assets	678	1,182
Provision for credit losses	4	5
Impairment losses on equipment	—	801
Unrealized (gain) loss on fair value adjustment for warrants	(148)	15
Unrealized loss on fair value adjustment for investments in securities	—	7
Changes in operating assets and liabilities:
Accounts receivable	(11)	105
Prepaid expenses and other assets	8	19
Accounts payable, Managing Member and affiliates	43	9
Other accounts payable and accruals	115	(319)
Unearned operating lease income	(28)	20
Net cash provided by operating activities	680	1,342

Investing activities:
Capital improvements to equipment under operating leases	(124)	—
Proceeds from sales of operating lease assets and early termination of notes receivable	103	1,333
Net cash (used in) provided by investing activities	(21)	1,333

Financing activities:
Repayments under non-recourse debt	(454)	(903)
Borrowings under non-recourse debt	—	4,623
Repayments under senior long term debt	—	(2,068)
Repayments under credit facility	—	(1,200)
Distributions to Other Members	(2,103)	(2,063)
Distributions to Managing Member	(171)	(167)
Net cash used in financing activities	(2,728)	(1,778)

Net (decrease) increase in cash and cash equivalents	(2,069)	897
Cash and cash equivalents at beginning of period	2,831	1,056
Cash and cash equivalents at end of period	$762	$1,953

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$65	$34
Cash paid during period for taxes	$138	$166

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

As of June 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2020 and 2019, and as of June 30, 2020 and December 31, 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $100 thousand and $99 thousand of purchased securities at June 30, 2020 and December 31, 2019, respectively. There were no impairment adjustments during the three and six months ended June 30, 2020 and 2019. For securities with readily determinable fair values, unrealized gains of $1 thousand were recorded during each of the three months ended June 30, 2020 and 2019. Gains and losses recorded on such securities netted to zero for the six months ended June 30, 2020. Unrealized losses of $7 thousand were recorded for the prior year period. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three and six months ended June 30, 2020 and 2019. Cumulative adjustments totaling $227 thousand have been recorded to reduce the value of such investment securities held at June 30, 2020 based on changes in observable prices.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of June 30, 2020 and December 31, 2019, the estimated value of the Company’s portfolio of warrants totaled $419 thousand and $271 thousand, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded unrealized gains of $379 thousand and unrealized losses of $15 thousand, respectively, on fair valuation of its warrants. Unrealized gains of $148 thousand and unrealized losses of $15 thousand were recorded for the respective six months ended June 30, 2020 and 2019.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three and six levels of inputs within the fair value hierarchy are defined as follows:

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Company’s financial statements and related disclosure requirements.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$—
Provision for credit losses	5
Balance June 30, 2019	$5

Balance December 31, 2019	$5
Provision for credit losses	4
Balance June 30, 2020	$9

4. Equipment under Operating Leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Improvements/	Expense or	Balance
	December 31,	Dispositions and	Amortization	June 30,
	2019	Impairment Losses	of Leases	2020
Equipment under operating leases, net	$11,477	$(199)	$(678)	$10,600
Assets held for sale or lease, net	3,180	217	—	3,397
Total	$14,657	$18	$(678)	$13,997

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $346 thousand and $533 thousand for the respective three months ended June 30, 2020 and 2019. For the respective six months ended June 30, 2020 and 2019, depreciation expense of $678 thousand and $1.2 million were recorded.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	—	4,010
Transportation	208	—	—	208
Manufacturing	5,292	—	(1,133)	4,159
Materials handling	326	—	(43)	283
Construction	919	124	(32)	1,011
Agriculture	542	—	—	542
	30,707	124	(1,208)	29,623
Less accumulated depreciation	(19,230)	(678)	885	(19,023)
Total	$11,477	$(554)	$(323)	$10,600

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at June 30, 2020 and 25% at December 31, 2019. There were no operating leases in non-accrual status at both June 30, 2020 and December 31, 2019.

At June 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2020	$902
Year ending December 31, 2021	1,535
2022	1,368
2023	1,185
2024	211
$5,201

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2020 and December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$114	$119	$230	$266
Asset management fees to Managing Member	31	33	58	89
	$145	$152	$288	$355

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At June 30, 2020, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2020, gross operating lease rentals totaled approximately $3.8 million; and the carrying value of the pledged asset is $7.9 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2020	$461	$57	$518
Year ending December 31, 2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
	$3,569	$232	$3,801

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 15, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, upon which, the Company ceased to be a participant.

8. Commitments:

At June 30, 2020, there were no commitments to purchase lease assets and fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at June 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributions declared	$—	$2,063	$2,103	$2,063
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919
Weighted average distributions per Unit	$—	$0.25	$0.26	$0.25

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2020 and December 31, 2019, certain investment in securities registered for public sale and warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $419 thousand and $271 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and six months ended June 30, 2020 and 2019 and classified as level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$40	$230	$271	$230
Unrealized (loss) gain on fair value adjustment for warrants	379	(15)	148	(15)
Fair value of warrants at end of period	$419	$215	$419	$215

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $15 thousand at both June 30, 2020 and December 31, 2019.

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2020 and 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of securities at beginning of period	$14	$19	$15	$27
Unrealized gain (loss) on fair value of securities	1	1	—	(7)
Fair value of investment securities at end of period	$15	$20	$15	$20

Impaired off-lease equipment (non-recurring)

Subsequent to the first quarter of 2019, the Company had deemed certain equipment to be impaired and recorded fair value adjustments totaling $801 thousand, all of which were recorded during the second quarter of 2019. Such adjustments reduced the cost basis of certain off-lease transportation equipment. There was no additional impairment recorded during the three and six months ended June 30, 2020.

		Level 1	Level 2	Level 3
	June 30,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$104	$—	$—	$104

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2020 and December 31, 2019:

June 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $45.33 ($1.32)
			Exercise price	$0.10 - $1,000.00 ($0.52)
			Time to maturity (in years)	0.12 - 2.50 (1.34)
			Risk-free interest rate	0.16% - 0.18% (0.16%)
			Annualized volatility	34.42% - 110.18% (43.45%)

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $8,000)
			Equipment Condition	Poor to Average

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92 ($0.38)
			Exercise price	$0.10 - $1,000.00 ($0.50)
			Time to maturity (in years)	0.99 - 6.08 (2.05)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	43.92% - 109.07% (50.73%)

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $104,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$762	$762	$—	$—	$762
Investment in securities	15	15	—	—	15
Warrants, fair value	419	—	—	419	419

Financial liabilities:
Non-recourse debt	3,569	—	—	3,703	3,703

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,831	$2,831	$—	$—	$2,831
Investment in securities	15	15	—	—	15
Warrants, fair value	271	—	—	271	271

Financial liabilities:
Non-recourse debt	4,022	—	—	4,027	4,027

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

Results of Operations

Three months ended June 30, 2020 versus three months ended June 30, 2019

The Company had net income of $342 thousand and a net loss of $500 thousand for the respective three months ended June 30, 2020 and 2019. The results for the second quarter of 2020 reflect decreases in both operating revenues and expenses, and an increase other income when compared to the prior year period.

Total operating revenues were $662 thousand and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. The $569 thousand, or 46%, decline in operating revenues was primarily due to decreases in other revenue and operating lease revenues, and an unfavorable change in gains and losses on sales of lease assets.

Other revenue declined by $459 thousand as the prior year period included an approximate $468 thousand of deferred maintenance fees for excess wear and tear on certain returned equipment. Operating lease revenues decreased by $69 thousand primarily as a result of portfolio run-off and disposition of lease assets. In addition, the Company had a $23 thousand unfavorable change in gains and losses recognized on sales of lease assets, which was primarily due to a change in the mix of assets sold.

Total operating expenses were $700 thousand and $1.7 million for the three months ended June 30, 2020 and 2019. A majority of the $1.0 million, or 59%, decline in operating expenses can be attributed to decreases in impairment losses on equipment and depreciation expense.

Impairment losses on equipment declined by $801 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired. No such impairments were deemed necessary during the current quarter. Depreciation expense decreased by $187 thousand due to lease run-off and sales of lease assets.

During the current quarter, the Company also recorded other income totaling $380 thousand related to the fair valuation of its warrants and investment securities. This compares to other loss of $14 thousand recorded on such assets during the prior year period. The $394 thousand change in other income (loss) reflects an approximate $376 thousand of current quarter unrealized gains related to a significant change in the underlying stock price of warrants held in a privately held company, which had recently completed an initial public offering.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Net income of $16 thousand and net losses of $78 thousand were recorded for the respective six months ended June 30, 2020 and 2019. The results for the first six months of 2020 reflect decreases in both operating revenues and expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $1.3 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively. The $1.5 million, or 52%, reduction in operating revenues was primarily due to decreases in operating lease revenues and other revenue, and an unfavorable change in gains and losses on sales of lease assets.

The reduction in operating lease revenues totaled $539 thousand and was largely a result of an increase in assets fully depreciated to residual values, run-off and sales of lease assets. Other revenue declined by $459 thousand as the prior year period included an approximate $468 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned during the second quarter of 2019. Moreover, the Company experienced a $427 thousand unfavorable change in gains and losses recognized on sales of lease assets, which can mostly be attributed to a change in the mix of assets sold.

Total operating expenses were $1.5 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively. The $1.4 million, or 49%, decline in operating expenses was mostly due to decreases in impairment losses on equipment, depreciation expense, cost reimbursements to the Managing Member and/or affiliates, and asset management fees paid to the Managing Member. Such decreases were partially offset by an increase in railcar maintenance costs.

Impairment losses on equipment declined by $801 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired during the second quarter of 2019. No such impairments were deemed necessary during the first half of 2020. Depreciation expense decreased by $504 thousand due to lease run-off and sales of lease assets since June 30, 2019. Cost reimbursements to the Managing Member and/or affiliates declined by $36 thousand due to lower allocated costs. Such declines in allocated costs are reflective of consistent baseline allocations of common costs among the Fund and its affiliates. In addition, asset management fees paid to the Managing Member was reduced by $31 thousand due to lower managed assets and related revenues. Partially offsetting such decreases was a $38 thousand increase in railcar maintenance costs, which was primarily attributable to an increase in off-lease railcar inventory.

During the first half of 2020, the Company also recorded other income totaling $148 thousand related to the fair valuation of its warrants and investment securities. This compares to other loss of $22 thousand recorded on such assets during the prior year period. The $170 thousand change in other income (loss) reflects an approximate $164 thousand current period unrealized gains which relate to a significant change in the underlying stock price of warrants held in a privately held company that completed an initial public offering during the second quarter of 2020.

Capital Resources and Liquidity

At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $762 thousand and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$680	$1,342
Investing activities	(21)	1,333
Financing activities	(2,728)	(1,778)
Net (decrease) increase in cash and cash equivalents	$(2,069)	$897

During the six months ended June 30, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $103 thousand and $1.3 million of proceeds from sales of lease assets. Also, during the first half of 2019, the Company obtained $4.6 million of borrowings under non-recourse debt.

During the six months ended June 30, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.3 million and $2.2 million for the respective six months ended June 30, 2020 and 2019; and, cash used to reduce non-recourse debt totaled $454 thousand and $903 thousand for the same respective periods. In addition, during the current year, the Company paid $124 thousand to upgrade certain equipment in preparation for a subsequent lease. During the prior year period, repayments were made to settle senior long term debt and credit facility outstanding balances of $2.1 million and $1.2 million, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables during for both six-month periods.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 – Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Oct 2017 – Jan 2018	Jan - Jun 2018	5		—		5		—	8,266,986
Dec 2017 – Feb 2018	Jan - Jun 2018	797		—		797		0.10	8,260,392
Jan 2017 – Jan 2018	Jan - Dec 2018	7		—		7		—	8,286,793
Jan 2019 – Dec 2019	Feb - Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2020 - Jun 2020	Feb - Mar 2020	2,103		—		2,103		0.26	8,246,919
		$56,964		$—		$56,964		$7.78
Source of distributions
Lease and loan payments received		$56,964	100.00%	$—	0.00%	$56,964	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$56,964	100.00%	$—	0.00%	$56,964	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2013, periods from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 - November 30, 2016, December 1, 2016 – November 30, 2017, October 1, 2017 – January 31, 2018, December 1, 2017 – February 28, 2018, January 1, 2017 – January 31, 2018, January 1, 2019 – December 2019 and January 2020 – June 30, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2020, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2020

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