Form 10-Q
period 2020-09-30
ATEL 14, LLC
filed 2020-11-16
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The number of Limited Liability Company Units outstanding as of October 31, 2020 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$688	$2,831
Accounts receivable, net	77	61
Investment in securities	528	99
Warrants, fair value	25	271
Equipment under operating leases, net	13,508	14,657
Prepaid expenses and other assets	15	79
Total assets	$14,841	$17,998

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$35	$32
Other	166	212
Non-recourse debt	3,340	4,022
Unearned operating lease income	10	42
Total liabilities	3,551	4,308

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	11,290	13,690
Total Members’ capital	11,290	13,690
Total liabilities and Members’ capital	$14,841	$17,998

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases	$664	$765	$1,984	$2,624
Interest on notes receivable	—	17	—	52
Gain (loss) on sales of operating lease assets and early termination of notes receivable	7	(283)	4	141
Other revenue	2	4	14	477
Total operating revenues	673	503	2,002	3,294

Operating expenses:
Depreciation of operating lease assets	477	501	1,155	1,683
Asset management fees to Managing Member	26	42	84	131
Cost reimbursements to Managing Member and/or affiliates	103	124	333	390
Impairment losses on equipment	—	—	—	801
Amortization of initial direct costs	—	1	—	1
Acquisition expense	1	—	6	—
Interest expense	30	38	95	104
Professional fees	14	41	121	165
Outside services	24	28	57	71
Taxes on income and franchise fees	32	37	92	117
Bank charges	3	2	7	7
Storage fees	38	43	86	93
Railcar maintenance	60	45	152	99
Freight and shipping	22	1	59	25
Other expense	19	32	63	95
Total operating expenses	849	935	2,310	3,782
Net loss from operations	(176)	(432)	(308)	(488)

Other income (loss):
Unrealized (loss) gain on fair value adjustment for warrants	(3)	25	145	10
Unrealized gain (loss) on fair value adjustment for marketable securities	37	(7)	37	(14)
Total other income (loss)	34	18	182	(4)
Net loss	$(142)	$(414)	$(126)	$(492)

Net loss:
Managing Member	$—	$—	$171	$167
Other Members	(142)	(414)	(297)	(659)
	$(142)	$(414)	$(126)	$(492)

Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.05)	$(0.04)	$(0.08)
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432
Net loss	—	(142)	—	(142)
Balance September 30, 2020	8,246,919	$11,290	$—	$11,290

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(297)	171	(126)
Balance September 30, 2020	8,246,919	$11,290	$—	$11,290

	Three Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2019	8,246,919	$14,027	$—	$14,027
Net loss	—	(414)	—	(414)
Balance September 30, 2019	8,246,919	$13,613	$—	$13,613

	Nine Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(659)	167	(492)
Balance September 30, 2019	8,246,919	$13,613	$—	$13,613

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net loss	$(126)	$(492)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of operating lease assets and early termination of notes receivable	(4)	(141)
Depreciation of operating lease assets	1,155	1,683
Amortization of initial direct costs	—	1
Reversal of credit losses	(2)	—
Impairment losses on equipment	—	801
Unrealized gain on fair value adjustment for warrants	(145)	(10)
Unrealized (gain) loss on fair value adjustment for investments in securities	(37)	14
Changes in operating assets and liabilities:
Accounts receivable	(14)	103
Prepaid expenses and other assets	64	1
Accounts payable, Managing Member and affiliates	3	45
Other accounts payable and accruals	(46)	(463)
Unearned operating lease income	(32)	11
Net cash provided by operating activities	816	1,553

Investing activities:
Capital improvements to equipment under operating leases	(124)	—
Proceeds from sales of operating lease assets and early termination of notes receivable	121	2,244
Net cash (used in) provided by investing activities	(3)	2,244

Financing activities:
Repayments under non-recourse debt	(682)	(1,283)
Borrowings under non-recourse debt	—	4,624
Repayments under senior long term debt	—	(2,068)
Repayments under credit facility	—	(1,200)
Distributions to Other Members	(2,103)	(2,063)
Distributions to Managing Member	(171)	(167)
Net cash used in financing activities	(2,956)	(2,157)

Net (decrease) increase in cash and cash equivalents	(2,143)	1,640
Cash and cash equivalents at beginning of period	2,831	1,056
Cash and cash equivalents at end of period	$688	$2,696

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$95	$101
Cash paid during period for taxes	$140	$166

Schedule of non-cash transactions:
Conversion of warrants to equity securities	$391	$—

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

As of September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2020 and 2019, and as of September 30, 2020 and December 31, 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2020 and December 31, 2019, investments in equity securities totaled $528 thousand and $99 thousand, respectively. For the respective three months ended September 30, 2020 and 2019, the Company recorded $37 thousand of unrealized gains and $7 thousand of unrealized losses on investment securities with readily determinable fair values. For the respective nine months ended September 30, 2020 and 2019, the Company recorded $37 thousand of unrealized gains and $14 thousand of unrealized losses on such securities. An approximate $40 thousand of the current quarter and nine-month period unrealized gains reflects the fair market value of certain warrants converted to equity securities totaling $391 thousand. Such conversion related to a borrower’s completion of an initial public offering in June 2020. There were no fair value adjustments on the Company’s remaining investment securities that do not have readily determinable fair values during the three and nine months ended September 30, 2020 and 2019. Cumulative adjustments totaling $227 thousand have been recorded to reduce the value of such investment securities held at September 30, 2020 based on changes in observable prices. The Company had no impairment adjustments on investment securities during the three and nine months ended September 30, 2020 and 2019. There were no sales or dispositions of investment securities during the three and nine months ended September 30, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of September 30, 2020 and December 31, 2019, the estimated value of the Company’s portfolio of warrants totaled $25 thousand and $271 thousand, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded unrealized losses of $3 thousand and unrealized gains of $25 thousand, respectively, on fair valuation of its warrants. Unrealized gains of $145 thousand and $10 thousand were recorded for the respective nine months ended September 30, 2020 and 2019. There was a net exercise of warrants in exchange for equity securities totaling $391 thousand during the third quarter of 2020. No other warrant exercises occurred during the nine-month periods ended September 30, 2020 and 2019.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized and amortized over the lease term. All other costs associated with the execution of the Company’s leases are expensed as incurred.

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

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$1
Provision for credit losses	—
Balance September 30, 2019	$1

Balance December 31, 2019	$5
Reversal of provision for credit losses	(2)
Balance September 30, 2020	$3

4. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Additions,	Expense or	Balance
	December 31,	Dispositions and	Amortization	September 30,
	2019	Impairment Losses	of Leases	2020
Equipment under operating leases, net	$11,477	$(203)	$(1,155)	$10,119
Assets held for sale or lease, net	3,180	209	—	3,389
Total	$14,657	$6	$(1,155)	$13,508

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $477 thousand and $501 thousand for the respective three months ended September 30, 2020 and 2019. For the respective nine months ended September 30, 2020 and 2019, depreciation expense of $1.2 million and $1.7 million were recorded. Both three- and nine-month periods ended September 30, 2020 include $122 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and nine months ended September 30, 2019.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	—	4,010
Transportation	208	—	—	208
Manufacturing	5,292	—	(1,133)	4,159
Materials handling	326	—	(43)	283
Construction	919	124	(66)	977
Agriculture	542	—	—	542
	30,707	124	(1,242)	29,589
Less accumulated depreciation	(19,230)	(1,155)	915	(19,470)
Total	$11,477	$(1,031)	$(327)	$10,119

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at September 30, 2020 and 25% at December 31, 2019. There were no operating leases in non-accrual status at both September 30, 2020 and December 31, 2019.

At September 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2020	$448
Year ending December 31, 2021	1,535
2022	1,368
2023	1,185
2024	211
$4,747

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2020 and December 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$103	$124	$333	$390
Asset management fees to Managing Member	26	42	84	131
	$129	$166	$417	$521

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2020 and December 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At September 30, 2020, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2020, gross operating lease rentals totaled approximately $3.5 million; and the carrying value of the pledged asset is $7.7 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2020	$231	$28	$259
Year ended December 31, 2021	946	91	1,037
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
	$3,340	$203	$3,543

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

8. Commitments:

At September 30, 2020, there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at September 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributions declared	$—	$—	$2,103	$2,063
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919
Weighted average distributions per Unit	$—	$-	$0.26	$0.25

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2020 and December 31, 2019, certain investment in securities registered for public sale and warrants were measured on a recurring basis. In addition, certain off-lease equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2019. All of such impaired off-lease equipment have been disposed of prior to September 30, 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $25 thousand and $271 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2020 and 2019 and classified as level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$419	$214	$271	$229
Unrealized (loss) gain on fair value adjustment for warrants	(3)	25	145	10
Warrants converted to securities	(391)	—	(391)	—
Fair value of warrants at end of period	$25	$239	$25	$239

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $443 thousand at September 30, 2020 and $15 thousand at December 31, 2019.

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2020 and 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of securities at beginning of period	$15	$20	$15	$27
Warrants converted to securities	391	—	391	—
Unrealized gain (loss) on fair value of securities	37	(7)	37	(14)
Fair value of investment securities at end of period	$443	$13	$443	$13

Impaired off-lease equipment (non-recurring)

Subsequent to the first quarter of 2019, the Company had deemed certain equipment to be impaired and recorded fair value adjustments totaling $801 thousand, all of which were recorded during the second quarter of 2019. Such adjustments reduced the cost basis of certain off-lease transportation equipment. No other impairment was recorded during the nine months ended September 30, 2020 and 2019.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2020 and December 31, 2019:

September 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $17.97 ($1.12)
			Exercise price	$0.10 - $160.05 ($1.74)
			Time to maturity (in years)	0.24 - 2.25 (0.32)
			Risk-free interest rate	0.10% - 0.14% (0.10%)
			Annualized volatility	33.63% - 121.45% (102.43%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92 ($0.38)
			Exercise price	$0.10 - $1,000.00 ($0.50)
			Time to maturity (in years)	0.99 - 6.08 (2.05)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	43.92% - 109.07% (50.73%)

Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $104,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$688	$688	$—	$—	$688
Investment in securities	443	443	—	—	443
Warrants, fair value	25	—	—	25	25

Financial liabilities:
Non-recourse debt	3,340	—	—	3,459	3,459

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,831	$2,831	$—	$—	$2,831
Investment in securities	15	15	—	—	15
Warrants, fair value	271	—	—	271	271

Financial liabilities:
Non-recourse debt	4,022	—	—	4,027	4,027

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

Results of Operations

Three months ended September 30, 2020 versus three months ended September 30, 2019

The Company had net losses of $142 thousand and $414 thousand for the respective three months ended September 30, 2020 and 2019. The results for the third quarter of 2020 reflect an increase in total operating revenues, a decrease in total operating expenses and an increase in other income when compared to the prior year period.

Total operating revenues were $673 thousand and $503 thousand for the three months ended September 30, 2020 and 2019, respectively. The $170 thousand, or 34%, period over period increase in operating revenues was primarily due to a $290 thousand positive change in gains and losses recognized on sales of operating lease assets partially offset by a $101 thousand decline in operating lease revenues. The favorable variance in gains/losses recognized on sales of operating lease assets was attributable to a change in mix of assets sold. During the prior year quarter, the Fund incurred $287 thousand of losses on sales of railroad equipment. The decrease in operating lease revenues was primarily due to continued run-off and disposition of lease assets.

Total operating expenses were $849 thousand and $935 thousand for the three months ended September 30, 2020 and 2019. The $86 thousand, or 9%, period over period decline in operating expenses was mostly due to decreases in professional fees, depreciation expense, costs reimbursed to the Manager, and asset management fees partially offset by an increase in freight and shipping costs.

Professional fees decreased by $27 thousand largely due to lower audit related billings. The net decline in depreciation expense was $24 thousand. Such decline was comprised of a $146 thousand decrease resulting from run-off and sales of lease assets; offset by $122 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. In addition, costs reimbursed to the Manager was reduced by $21 thousand due to lower allocated costs reflective of the Fund’s declining assets; and, asset management fees paid to the Manager declined by $16 thousand due to the continued decline in managed assets and related rents. The aforementioned decreases in expenses were partially offset by a $21 thousand increase in freight and shipping costs, most of which were related to railcars returned during the quarter.

During the current quarter, the Company also recorded other income totaling $34 thousand related to the fair valuation of its warrants and investment securities. This compares to other income of $18 thousand recorded on such assets during the prior year period. An approximate $40 thousand of current quarter unrealized gains reflects the fair market value of certain warrants converted to equity securities during the current quarter subsequent to a borrower’s completion of an initial public offering in June 2020.

Nine months ended September 30, 2020 versus nine months ended September 30, 2019

The Company had net losses of $126 thousand and $492 thousand for the respective nine months ended September 30, 2020 and 2019. The results for the first nine months of 2020 reflect decreases in both operating revenues and expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $2.0 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.3 million, or 39%, period over period reduction in operating revenues was comprised of decreases in operating lease revenues, other revenue, gains recorded on sales of lease assets, and interest on notes receivable.

The reduction in operating lease revenues totaled $640 thousand were largely the result of run-off and sales of lease assets. Other revenue declined by $463 thousand as the prior year period included an amount of $468 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned during the second quarter of 2019. Moreover, the Company experienced a $137 thousand unfavorable change in gains and losses recognized on sales of lease assets, which can mostly be attributed to a change in the mix of assets sold; and, interest on notes receivable declined by $52 thousand as all notes receivable have matured by the end of 2019.

Total operating expenses were $2.3 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.5 million, or 39%, period over period decline in operating expenses was mostly due to decreases in impairment losses on equipment, depreciation expense, costs reimbursed to the Manager, and asset management fees paid to the Managing Member. Such decreases were partially offset by increases in railcar maintenance costs and freight and shipping fees.

Impairment losses on equipment declined by $801 thousand as the prior year period included adjustments of the same amount to reduce the carrying value of certain assets deemed impaired during the second quarter of 2019. No such impairments were deemed necessary during the first nine months of 2020. The net decline in depreciation expense was $528 thousand. Such decline was comprised of a $650 thousand decrease resulting from run-off and sales of lease assets; offset by $122 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Costs reimbursed to the Manager declined by $57 thousand due to lower allocated costs reflective of the Fund’s declining assets. Such declines in allocated costs are reflective of consistent baseline allocations of common costs among the Fund and its affiliates. In addition, asset management fees paid to the Manager was reduced by $47 thousand due to lower managed assets and related revenues.

Partially offsetting the aforementioned decreases in expenses were higher costs of railcar maintenance, and freight and shipping. Railcar maintenance costs were higher by $53 thousand due to an increase in off-lease railcar inventory, and freight and shipping costs were higher by $34 thousand due to an increase in returned equipment placed in off-lease inventory.

During the first nine months of 2020, the Company also recorded other income totaling $182 thousand related to the fair valuation of its warrants and investment securities. This compares to other loss of $4 thousand recorded on such assets during the prior year period. An approximate $164 thousand and $40 thousand of current period unrealized gains on the fair valuation of warrants and investment securities, respectively, reflects the fair market value of certain warrants converted to equity securities during the third quarter of 2020 subsequent to a borrower’s completion of an initial public offering in June 2020.

Capital Resources and Liquidity

At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $688 thousand and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$816	$1,553
Investing activities	(3)	2,244
Financing activities	(2,956)	(2,157)
Net (decrease) increase in cash and cash equivalents	$(2,143)	$1,640

During the nine months ended September 30, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $121 thousand and $2.2 million of proceeds from sales of lease assets. Also, during the first nine months of 2019, the Company obtained $4.6 million of borrowings under non-recourse debt. There were no such borrowings in 2020.

During the nine months ended September 30, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.3 million and $2.2 million for the respective nine months ended September 30, 2020 and 2019; and, cash used to reduce non-recourse debt totaled $682 thousand and $1.3 million for the same respective periods. In addition, during the current year, the Company paid $124 thousand to upgrade certain equipment in preparation for a subsequent lease. During the prior year period, repayments were made to settle senior long term debt and credit facility outstanding balances of $2.1 million and $1.2 million, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
		$56,952		$—		$56,952		$7.78
Source of distributions
Lease and loan payments received		$56,952	100.00%	$—	0.00%	$56,952	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$56,952	100.00%	$—	0.00%	$56,952	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2013, periods from March 6 – November 30, 2014, December 1, 2014 – November 30, 2015, December 31, 2015 - November 30, 2016, December 1, 2016 – November 30, 2017, October 1, 2017 – January 31, 2018, December 1, 2017 – February 28, 2018, January 1, 2017 – January 31, 2018 and January 1, 2019 – December 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2020, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2020

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