Form 10-K
period 2020-12-31
ATEL 14, LLC
filed 2021-03-30
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No 

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ◻ No 

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2021 was 8,246,919.

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2020, the Company had purchased equipment with a total acquisition price of $93.5 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2020.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2020 and the industries to which the assets had been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Transportation, rail	$22,217	23.77%
Marine	19,410	20.76%
Manufacturing	12,995	13.90%
Materials handling	12,994	13.90%
Transportation	8,148	8.72%
Construction	5,959	6.37%
Mining	4,830	5.17%
Research	4,766	5.10%
Other	2,159	2.31%
	$93,478	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Manufacturing	$29,009	31.03%
Natural gas	24,240	25.93%
Wholesale, nondurable goods	8,910	9.53%
Agriculture	8,743	9.35%
Food products	4,651	4.98%
Transportation, rail	4,220	4.51%
Construction	2,472	2.64%
Utilities	2,124	2.27%
Retail	1,717	1.84%
Lumber/Wood products	1,470	1.57%
Waste recycling	1,227	1.31%
Apparel/Accessories	940	1.01%
Other	3,755	4.03%
	$93,478	100.00%

From inception to December 31, 2020, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$14,046	$9,080	$11,795
Materials handling	12,697	3,179	13,465
Manufacturing	7,704	4,447	3,980
Mining	4,830	3,185	4,202
Construction	4,778	1,671	4,788
Research	2,516	760	2,097
Transportation, other	7,820	1,564	8,111
Other	1,427	181	1,674
	$55,818	$24,067	$50,112

For further information regarding the Company’s equipment lease portfolio as of December 31, 2020, see Note 5 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2020 and the industries to which the assets had been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Funding
Computer equipment	$2,905	23.78%
Manufacturing	2,496	20.43%
Research	1,807	14.79%
Vending equipment	1,000	8.19%
Furniture & fixtures	700	5.73%
Chemical processing	300	2.46%
Other	3,007	24.62%
	$12,215	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Funding
Manufacturing	$3,950	32.34%
Business services	2,594	21.24%
Electronics	1,767	14.47%
Internet Services	1,097	8.98%
Refuse systems	1,000	8.19%
Chemicals/Allied products	946	7.74%
Health services	500	4.09%
Lab equipment	361	2.95%
	$12,215	100.00%

From inception to December 31, 2020, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

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

Holders

As of December 31, 2020, a total of 2,164 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2020.

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
●management fees applicable for the Fund (4.00% of revenue)

●carried interest applicable for the Fund (7.50% of distributions)
●operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 169.5%, based on ATEL’s historical track record as of December 31, 2020.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2020 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.01. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
		$56,952		$—		$56,952		$7.78
Source of distributions
Lease and loan payments received		$56,952	100.00%	$—	0.00%	$56,952	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$56,952	100.00%	$—	0.00%	$56,952	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017, January 1, 2018 – December 31, 2018 and January 1, 2019 – December 31, 2019, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.5 million. As of December 31, 2020, 8,246,919 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015. The utilization percentage of existing assets under lease was 54% and 56% for the years ended at December 31, 2020 and 2019 respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net losses of $1.0 million and $415 thousand for the respective years ended December 31, 2020 and 2019. The current year results reflect decreases in both operating revenues and expenses, and an increase in other income when compared to the prior year.

Revenues

Total operating revenues were $2.7 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively. The $1.3 million, or 33%, year over year reduction in operating revenues was comprised of decreases in operating lease revenues, other revenue, gains recorded on sales of lease assets, and interest on notes receivable.

Operating lease revenues decreased by $691 thousand largely due to run-off and dispositions of lease assets during 2019 which also impacted current year revenues. Other revenue declined by $376 thousand entirely as a result of a reduction in deferred maintenance fees for excess wear and tear on certain equipment returned. Moreover, the Company experienced a $199 thousand decline in gains recognized on sales of lease assets, which can mostly be attributed to a change in the mix of assets sold; and interest on notes receivable declined by $70 thousand as all notes receivable have matured by the end of 2019.

Expenses

Total operating expenses were $3.8 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively. The $685 thousand, or 15%, year over year decline in operating expenses was mostly due to decreases in depreciation expense, impairment losses on equipment, costs reimbursed to the Manager, asset management fees paid to the Managing Member, professional fees, and other expense. Such decreases were partially offset by increases in freight and shipping fees and railcar maintenance costs.

The net decline in depreciation expense was $519 thousand. Such decline was comprised of a $701 thousand decrease resulting from run-off and sales of lease assets, and an increase in the number of assets fully depreciated to their residual values; offset by $182 thousand of additional depreciation recorded in 2020 to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Impairment losses on equipment decreased by $118 thousand due to a higher level of lease assets retaining current fair value. Costs reimbursed to the Manager declined by $52 thousand as a result of lower allocated costs reflective of the Fund’s declining assets. Such declines in allocated costs are reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Asset management fees paid to the Manager was reduced by $52 thousand due to lower managed assets and related revenues. In addition, professional fees declined by $48 thousand mainly due to lower audit related billings; and other expense was reduced by $44 thousand primarily as a result of lower inspection fees, printing and postage costs, and property taxes.

Partially offsetting the aforementioned decreases in expenses were higher costs of freight and shipping fees, and railcar maintenance. Freight and shipping costs were higher by $86 thousand due to an increase in returned equipment which were either re-leased or placed in off-lease inventory; and railcar maintenance costs were higher by $63 thousand as a result of an increase in off-lease railcar inventory.

During the current year, the Company recorded other income totaling $68 thousand related to the fair valuation of its warrants and investment securities. Such other income was comprised of $151 thousand of unrealized gains on the fair valuation of warrants, a $60 thousand unrealized loss on fair valuation of investment securities, and a $23 thousand loss on the sale of certain investment securities. By comparison, other income of $30 thousand was recorded for the prior year. Such 2019 other income was comprised of $42 thousand of unrealized gains on the fair of warrants and $12 thousand of unrealized losses on the fair valuation of investment securities.

Capital Resources and Liquidity

At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $909 thousand and $2.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$1,266	$1,899
Investing activities	6	2,346
Financing activities	(3,194)	(2,470)
Net (decrease) increase in cash and cash equivalents	$(1,922)	$1,775

During the years ended December 30, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $130 thousand and $2.3 million of proceeds from sales of lease assets. Also, during 2019, the Company obtained $4.6 million of borrowings under non-recourse debt. There were no such borrowings in 2020.

During the respective years ended December 31, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.3 million and $2.2 million for the respective years ended December 31, 2020 and 2019; and, cash used to reduce non-recourse debt totaled $914 thousand and $1.6 million for the same respective years. In addition, during the current year, the Company paid $124 thousand to upgrade certain equipment in preparation for a subsequent lease. During 2019, repayments were made to settle senior long term debt and credit facility outstanding balances of $2.1 million and $1.2 million, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Non-Recourse Long-Term Debt

As of December 31, 2020 and 2019, the Company had non-recourse long-term debt totaling $3.1 million and $4.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s non-recourse debt, see Note 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2020, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 14, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2021

We have served as the Company’s auditor since 2009.

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
ASSETS
Cash and cash equivalents	$909	$2,831
Due from affiliates	31	—
Accounts receivable, net	59	61
Investment in securities	305	99
Warrants, fair value	31	271
Equipment under operating leases, net	12,409	14,657
Prepaid expenses and other assets	14	79
Total assets	$13,758	$17,998

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$—	$32
Other	194	212
Non-recourse debt	3,108	4,022
Unearned operating lease income	74	42
Total liabilities	3,376	4,308

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,382	13,690
Total Members’ capital	10,382	13,690
Total liabilities and Members’ capital	$13,758	$17,998

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases	$2,602	$3,293
Interest on notes receivable	—	70
Gain on sales of operating lease assets	8	207
Other revenue	102	478
Total operating revenues	2,712	4,048

Operating expenses:
Depreciation of operating lease assets	1,566	2,085
Asset management fees to Managing Member	109	161
Cost reimbursements to Managing Member and/or affiliates	445	497
Impairment losses on equipment	683	801
Impairment losses on investment in securities	17	—
Amortization of initial direct costs	—	1
Acquisition expense	3	—
Interest expense	123	139
Professional fees	143	191
Outside services	91	87
Taxes on income and franchise fees	116	109
Bank charges	9	9
Storage fees	109	124
Railcar maintenance	207	144
Freight and shipping	113	27
Other expense	74	118
Total operating expenses	3,808	4,493
Loss from operations	(1,096)	(445)

Other (loss) income:
Loss on sale of investment in securities	(23)	—
Unrealized loss on fair value adjustment for securities	(60)	(12)
Unrealized gain on fair value adjustment for warrants	151	42
Total other income	68	30
Net loss	$(1,028)	$(415)

Net income (loss):
Managing Member	$177	$167
Other Members	(1,205)	(582)
	$(1,028)	$(415)

Net loss per Limited Liability Company Unit (Other Members)	$(0.15)	$(0.07)
Weighted average number of Units outstanding	8,246,919	8,246,919

See accompanying notes

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	8,246,919	$16,335	$—	$16,335
Distributions to Other Members ($0.25 per Unit)	—	(2,063)	—	(2,063)
Distributions to Managing Member	—	—	(167)	(167)
Net (loss) income	—	(582)	167	(415)
Balance December 31, 2019	8,246,919	13,690	—	13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(177)	(177)
Net (loss) income	—	(1,205)	177	(1,028)
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
Operating activities:
Net loss	$(1,028)	$(415)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of operating lease assets	(8)	(207)
Depreciation of operating lease assets	1,566	2,085
Amortization of initial direct costs	—	1
Provision of credit losses	—	4
Impairment losses on investment in securities	17	—
Impairment losses on equipment	683	801
Loss on sale of investment in securities	23	—
Unrealized loss on fair value adjustment for securities	60	12
Unrealized gain on fair value adjustment for warrants	(151)	(42)
Changes in operating assets and liabilities:
Accounts receivable	2	87
Prepaid expenses and other assets	65	4
Due from Managing Member and affiliates	55	—
Accounts payable, Managing Member and affiliates	(32)	19
Other accounts payable and accruals	(18)	(466)
Unearned operating lease income	32	16
Net cash provided by operating activities	1,266	1,899

Investing activities:
Capital improvements to equipment under operating leases	(124)	—
Proceeds from sales of operating lease assets	130	2,346
Net cash provided by investing activities	6	2,346

Financing activities:
Repayments under non-recourse debt	(914)	(1,596)
Borrowings under non-recourse debt	—	4,624
Repayments under senior long term debt	—	(2,068)
Repayments under credit facility	—	(1,200)
Distributions to Other Members	(2,103)	(2,063)
Distributions to Managing Member	(177)	(167)
Net cash used in financing activities	(3,194)	(2,470)

Net (decrease) increase in cash and cash equivalents	(1,922)	1,775
Cash and cash equivalents at beginning of year	2,831	1,056
Cash and cash equivalents at end of year	$909	$2,831

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$123	$137
Cash paid during year for taxes	$125	$166

Schedule of non-cash transactions:
Conversion of warrants to equity securities	$391	$—

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2020 and 2019, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2020, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2020 and 2019, and as of December 31, 2020 and 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2020 and 2019, investments in equity securities totaled $305 thousand and $99 thousand, respectively. An approximate $226 thousand of the purchased securities balance at December 31, 2020 reflects the fair market value of certain warrants converted to equity securities during the current year. Such conversion related to a borrower’s completion of an initial public offering in June 2020. During the respective years ended December 31, 2020 and 2019, the Company recorded unrealized losses of $60 thousand and $12 thousand on investment securities with readily determinable fair values. In addition, during the year ended December 31, 2020, the Company recorded a $17 thousand adjustment to reduce the value of certain impaired securities that do not have readily determinable fair values to zero at December 31, 2020. There was no such adjustment during the prior year. Cumulative adjustments totaling $244 thousand have been recorded to reduce the value of such investment securities held at December 31, 2020 based on changes in observable prices. Also during 2020, the Company sold investment securities valued at approximately $108 thousand and realized a $23 thousand loss on the sale. There were no such sales during 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2020 and 2019, the estimated value of the Company’s portfolio of warrants totaled $31 thousand and $271 thousand, respectively. During the years ended December 31, 2020 and 2019, the Company recorded unrealized gains of $151 thousand and $42 thousand, respectively, on fair valuation of its warrants. There was a net exercise of warrants in exchange for equity securities totaling $391 thousand during the third quarter of 2020. No other warrant exercises occurred during the years ended December 31, 2020 and 2019.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2020 and 2019, the related provision for state income taxes was approximately $116 thousand and $109 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Financial statement basis of net assets	$10,382	$13,690
Tax basis of net assets (unaudited)	18,311	20,857
Difference	$(7,929)	$(7,167)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net loss per financial statements	$(1,028)	$(415)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(105)	(473)
Provision for losses and doubtful accounts	—	3
Adjustments to (expenses) revenues	48	(13)
Adjustments to gain on sales of assets	37	2,021
Other	782	785
(Loss)/income per federal tax return (unaudited)	$(266)	$1,908

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on CECL, and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal years beginning after December 15, 2022.

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

As of December 31, 2020 and 2019, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2020	2019
Natural gas	75%	63%
Manufacturing	13%	17%

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

During 2020 and 2019, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2020	2019
Halliburton Overseas Limited	Marine vessel	40%	37%
GE Aviation	Manufacturing	23%	* %
The Kansas City Southern Railway Company	Transportation, rail	* %	20%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

During 2019, the Company had various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2019, all of the notes were paid in full and have been terminated.

5. Equipment under Operating Leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Reclassifications,	Amortization
	Balance	Additions,	Expense or	Balance
	December 31,	Dispositions and	Amortization	December 31,
	2019	Impairment Losses	of Leases	2020
Equipment under operating leases, net	$11,477	$(703)	$(1,566)	$9,208
Assets held for sale or lease, net	3,180	21	—	3,201
Total	$14,657	$(682)	$(1,566)	$12,409

During the respective years ended December 31, 2020 and 2019, the Company recorded $683 thousand and $801 thousand of impairment adjustments to reduce the book value of certain leases deemed impaired.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.6 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. Depreciation expense for the current year includes $182 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the prior year.

IDC related to the Company’s operating leases have all been amortized by the end of 2019. IDC amortization expense for the year ended December 31, 2019 amounted to $1 thousand.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance		Reclassifications	Balance
	December 31,		or Dispositions/	December 31,
	2019	Additions	Impairment Losses	2020
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	—	4,010
Transportation	208	—	—	208
Manufacturing	5,292	—	(1,133)	4,159
Materials handling	326	—	(86)	240
Construction	919	124	(304)	739
Agriculture	542	—	—	542
	30,707	124	(1,523)	29,308
Less accumulated depreciation	(19,230)	(1,566)	696	(20,100)
Total	$11,477	$(1,442)	$(827)	$9,208

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost at both December 31, 2020 and 2019. There were no operating leases in non-accrual status at both December 31, 2020 and 2019.

At December 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2021	$1,535
2022	1,368
2023	1,185
2024	211
$4,299

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2020 and 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2018	$1
Provision for credit losses	4
Balance December 31, 2019	5
Reversal of provision for credit losses	—
Balance December 31, 2020	$5

The Fund had no financing receivables as of December 31, 2020 and 2019.

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

AFS and ATEL Leasing Corporation (“ALC”) are wholly-owned subsidiaries of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$445	$497
Asset management fees to Managing Member	109	161
	$554	$658

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2020 and 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

8. Non-recourse debt:

At December 31, 2020, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2020, gross operating lease rentals totaled approximately $3.3 million; and the carrying value of the pledged assets is $7.4 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ended December 31, 2021	$945	$91	$1,036
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
	$3,108	$175	$3,283

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 15, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, upon which, the Company ceased to be a participant.

10. Commitments:

At December 31, 2020, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

12. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at December 31, 2020 and 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Distributions to the Other Members for the years ended December 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	2020	2019
Distributions declared	$2,103	$2,063
Weighted average number of Units outstanding	8,246,919	8,246,919
Weighted average distributions per Unit	$0.26	$0.25

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

At December 31, 2020 and 2019, the Company’s warrants and investment in securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2020 and 2019, the calculated fair value of the Fund’s warrant portfolio approximated $31 thousand and $271 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The fair value of warrants that were accounted for on a recurring basis for the years ended December 31, 2020 and 2019 and classified as level 3 are as follows (in thousands):

	2020	2019
Fair value of warrants at beginning of year	$271	$229
Unrealized gain on fair value adjustment for warrants	151	42
Warrants converted to securities	(391)	—
Fair value of warrants at end of year	$31	$271

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2020 and 2019, the fair value of such investment securities totaled $238 thousand and $15 thousand, respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the year ended December 31, 2020 and classified as Level 1 are as follows (in thousands):

	2020	2019
Fair value of securities at beginning of year	$15	$27
Warrants converted to securities	391	—
Securities sold	(108)	—
Unrealized loss on fair value of securities	(60)	(12)
Fair value of investment securities at end of year	$238	$15

Impaired lease and off-lease equipment (non-recurring)

During 2020 and 2019, the Company recorded fair value adjustments totaling $683 thousand and $801 thousand, respectively, to reduce the cost basis of certain transportation, rail and research equipment.

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$700	$—	$—	$700
	$700	$—	$—	$700

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$104	$—	$—	$104
	$104	$—	$—	$104

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2020 and 2019:

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66 ($0.20)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.98 - 2.00 (0.99)
			Risk-free interest rate	0.10% - 0.13% (0.10%)
			Annualized volatility	33.86% - 158.37% (34.52%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $700,000)
			Equipment Condition	Poor to Average

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12 - $12.92 ($0.38)
			Exercise price	$0.10 - $160.05 ($0.50)
			Time to maturity (in years)	0.99 - 6.08 (2.05)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	43.92% - 109.07% (50.73%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $104,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$909	$909	$—	$—	$909
Investment in securities	238	238	—	—	238
Warrants, fair value	31	—	—	31	31

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

	Fair Value Measurements at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,831	$2,831	$—	$—	$2,831
Investment in securities	15	15	—	—	15
Warrants, fair value	271	—	—	271	271

Financial liabilities:
Non-recourse debt	4,022	—	—	4,027	4,027

14.   Global health emergency:

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 70, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 67, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 62, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2020.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2020 and 2019 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2020, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred audit fees with its principal auditors totaling $87 thousand and $108 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	15
	Balance Sheets at December 31, 2020 and 2019	16
	Statements of Operations for the years ended December 31, 2020 and 2019	17
	Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019	18
	Statements of Cash Flows for the years ended December 31, 2020 and 2019	19
	Notes to Financial Statements	20

2.	Financial Statement Schedules

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

Date: March 29, 2021

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.