Form 10-Q
period 2021-03-31
ATEL 14, LLC
filed 2021-05-17
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of Limited Liability Company Units outstanding as of April 30, 2021 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$168	$909
Due from affiliates	—	31
Accounts receivable, net	144	59
Investment in securities	81	305
Warrants, fair value	3	31
Equipment under operating leases, net	11,737	12,409
Prepaid expenses and other assets	7	14
Total assets	$12,140	$13,758

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$92	$—
Other	110	194
Non-recourse debt	2,875	3,108
Unearned operating lease income	67	74
Total liabilities	3,144	3,376

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	8,996	10,382
Total Members’ capital	8,996	10,382
Total liabilities and Members’ capital	$12,140	$13,758

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases	$606	$664
(Loss) gain on sales of operating lease assets	(4)	1
Other revenue	1	2
Total operating revenues	603	667

Operating expenses:
Depreciation of operating lease assets	489	332
Asset management fees to Managing Member	28	27
Cost reimbursements to Managing Member and/or affiliates	110	116
Interest expense	26	34
Professional fees	93	53
Outside services	13	14
Taxes on income and franchise fees	32	30
Bank charges	3	2
Storage fees	29	38
Railcar maintenance	117	62
Freight and shipping	37	35
Other expense	26	18
Total operating expenses	1,003	761
Loss from operations	(400)	(94)

Other loss:
Gain on sale of investment in securities	13	—
Unrealized gain (loss) on fair value adjustment for securities	3	(1)
Unrealized loss on fair value adjustment for warrants	(28)	(231)
Total other loss	(12)	(232)
Net loss	$(412)	$(326)

Net loss:
Managing Member	$67	$171
Other Members	(479)	(497)
	$(412)	$(326)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.06)
Weighted average number of Units outstanding	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)		(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(479)	67	(412)
Balance March 31, 2021	8,246,919	$8,996	$—	$8,996

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(497)	171	(326)
Balance March 31, 2020	8,246,919	$11,090	$—	$11,090

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(412)	$(326)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Loss (gain) on sales of operating lease assets	4	(1)
Depreciation of operating lease assets	489	332
Provision for credit losses	—	2
Gain on sale of investment in securities	(13)	—
Unrealized (gain) loss on fair value adjustment for securities	(3)	1
Unrealized loss on fair value adjustment for warrants	28	231
Changes in operating assets and liabilities:
Accounts receivable	(85)	17
Prepaid expenses and other assets	7	8
Due to/from Managing Member and affiliates	37	13
Other accounts payable and accruals	(84)	30
Unearned operating lease income	(7)	(42)
Net cash (used in) provided by operating activities	(39)	265

Investing activities:
Proceeds from sales of investment securities	326	—
Proceeds from sales of operating lease assets	179	10
Net cash provided by investing activities	505	10

Financing activities:
Repayments under non-recourse debt	(233)	(225)
Distributions to Other Members	(907)	(2,103)
Distributions to Managing Member	(67)	(171)
Net cash used in financing activities	(1,207)	(2,499)

Net decrease in cash and cash equivalents	(741)	(2,224)
Cash and cash equivalents at beginning of period	909	2,831
Cash and cash equivalents at end of period	$168	$607

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$—	$34
Cash paid during period for taxes	$93	$138

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

As of March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2021 and 2020, and as of March 31, 2021 and December 31, 2020, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2021 and December 31, 2020, investments in equity securities totaled $81 thousand and $305 thousand, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $66 thousand and $67 thousand at March 31, 2021 and December 31, 2020, respectively. For the respective three months ended March 31, 2021 and 2020, the Company recorded unrealized gains of $3 thousand and unrealized losses of $1 thousand on investment securities with readily determinable fair values. There were no fair value adjustments on the Company’s remaining investment securities that do not have readily determinable fair values during the three months ended March 31, 2021 and 2020. Cumulative adjustments totaling $244 thousand have been recorded to reduce the value of such investment securities held at March 31, 2021 based on changes in observable prices. The Company had no impairment adjustments on investment securities during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the Company sold investment securities valued at approximately $226 thousand and realized a $13 thousand gain on the sales. There was no such sales during the three months ended March 31, 2020. Also, during the current quarter, $87 thousand of proceeds were received relative to securities sold during December 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2021 and December 31, 2020, the estimated value of the Company’s portfolio of warrants totaled $3 thousand and $31 thousand, respectively. The Company recorded unrealized losses of $28 thousand and $231 thousand on fair valuation of its warrants during the respective three months ended March 31, 2021 and 2020.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for credit losses relating to operating leases are included in lease income in the Company’s financial statements.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions and	Amortization	March 31,
	2020	Dispositions	of Leases	2021
Equipment under operating leases, net	$9,208	$(83)	$(489)	$8,636
Assets held for sale or lease, net	3,201	(100)	—	3,101
Total	$12,409	$(183)	$(489)	$11,737

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $489 thousand and $332 thousand for the respective three months ended March 31, 2021 and 2020. Depreciation expense for the current quarter includes $140 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three months ended March 31, 2020. There were no impairment losses recorded on equipment during the respective three-month periods ended March 31, 2021 and 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2020	Additions	or Disposition	2021
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	(618)	3,392
Transportation	208	—	—	208
Manufacturing	4,159	—	—	4,159
Materials handling	240	—	—	240
Construction	739	—	—	739
Agriculture	542	—	—	542
	29,308	—	(618)	28,690
Less accumulated depreciation	(20,100)	(489)	535	(20,054)
Total	$9,208	$(489)	$(83)	$8,636

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost both at March 31, 2021 and December 31, 2020. There were no operating leases in non-accrual status at both March 31, 2021 and December 31, 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2021	$1,111
Year ending December 31, 2022	1,368
2023	1,185
2024	211
$3,875

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2021 and December 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$110	$116
Asset management fees to Managing Member	28	27
	$138	$143

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

5. Non-recourse debt:

At March 31, 2021, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2021, gross operating lease rentals totaled approximately $3.0 million; and the carrying value of the pledged asset is $7.1 million. The note matures in 2024.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2021	$712	$65	$777
Year ending December 31, 2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
	$2,875	$149	$3,024

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 15, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

6. Commitments:

At March 31, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at March 31, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three months ended March 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2021	2020
Distributions declared	$907	$2,103
Weighted average number of Units outstanding	8,246,919	8,246,919
Weighted average distributions per Unit	$0.11	$0.26

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2021 and December 31, 2020, the Company’s warrants and investment in securities registered for public sale were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $3 thousand and $31 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months ended March 31, 2021 and 2020, and classified as level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of warrants at beginning of period	$31	$271
Unrealized loss on fair value adjustment for warrants	(28)	(231)
Fair value of warrants at end of period	$3	$40

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $15 thousand and $14 thousand at March 31, 2021 and 2020, respectively.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of securities at beginning of period	$238	$15
Securities sold	(226)	—
Unrealized gain (loss) on fair value of securities	3	(1)
Fair value of investment securities at end of period	$15	$14

Impaired lease and off-lease equipment (non-recurring)

During 2020, the Company recorded fair value adjustments totaling $683 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no such fair value adjustment during the three months ended March 31, 2021.

			Level 1	Level 2	Level 3
	March 31,		Estimated	Estimated	Estimated
	2021		Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$700		$—	$—	$700

			Level 1	Level 2	Level 3
	December 31	,	Estimated	Estimated	Estimated
	2020		Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$700		$—	$—	$700

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2021 and December 31, 2020:

March 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $27.05 ($0.19)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.73 - 1.75 (0.75)
			Risk-free interest rate	0.08% - 0.18% (0.08%)
			Annualized volatility	34.29% - 163.95% (34.98%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $700,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66 ($0.20)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.98 - 2.00 (0.99)
			Risk-free interest rate	0.10% - 0.13% (0.10%)
			Annualized volatility	33.86% - 158.37% (34.52%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $700,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$168	$168	$—	$—	$168
Investment in securities	15	15	—	—	15
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,875	—	—	2,963	2,963

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$909	$909	$—	$—	$909
Investment in securities	238	238	—	—	238
Warrants, fair value	31	—	—	31	31

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.   Global health emergency:

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

Results of Operations

The three months ended March 31, 2021 versus the three months ended March 31, 2020

The Company had net losses of $412 thousand and $326 thousand for the respective three months ended March 31, 2021 and 2020. The increase in net losses reflects a decrease in total operating revenues and an increase in total operating expenses, partially offset by a reduction in other losses.

Total operating revenues were $603 thousand and $667 thousand for the three months ended March 31, 2021 and 2020, respectively. The $64 thousand, or 10%, period over period decrease was primarily due to lower operating lease revenues resulting from portfolio run-off and disposition of lease assets.

Total operating expenses were $1.0 million and $761 thousand for the three months ended March 31, 2021 and 2020. The $242 thousand, or 32%, increase in operating expenses was mostly due to increases in depreciation expense, railcar maintenance costs and professional fees.

Depreciation expense increased by $157 thousand primarily due to an approximate $140 thousand of additional depreciation recorded during the current quarter to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Railcar maintenance costs was higher by $55 thousand as a result of an increase in off-lease railcar inventory; and professional fees rose by $40 thousand, largely due to the timing differences in receipt of services and billings.

During the respective three months ended March 31, 2021 and 2020, the Company recorded $12 thousand and $232 thousand of other losses related to the fair valuation of its warrants and investment securities. The favorable change in other losses primarily reflects a $203 thousand reduction in unrealized losses on the Company’s warrants portfolio, which was attributable to changes to the underlying prices of securities sold during the current quarter. The Company realized $13 thousand of gains on such sales. There were no sales of securities during the prior year quarter.

Capital Resources and Liquidity

At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $168 thousand and $909 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(39)	$265
Investing activities	505	10
Financing activities	(1,207)	(2,499)
Net (decrease) increase in cash and cash equivalents	$(741)	$(2,224)

During the three months ended March 31, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $179 thousand and $10 thousand of proceeds from sales of lease assets. During the current year period, the Company received $326 thousand of proceeds from the sale of investment securities. There were no such sales during the prior year period.

During the three months ended March 31, 2021 and 2020, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $974 thousand and $2.3 million for the respective three months ended March 31, 2021 and 2020; and, cash used to reduce non-recourse debt totaled $233 thousand and $225 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
Jan 2020 - Dec 2020	Feb 2021	907		—		907		0.11	8,246,919
		$57,859		$—		$57,859		$7.89
Source of distributions
Lease and loan payments received		$57,859	100.00%	$—	0.00%	$57,859	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$57,859	100.00%	$—	0.00%	$57,859	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017, January 1, 2018 – December 31, 2018, January 1, 2019 – December 31, 2019 and January 1, 2020 – December 31, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies since December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2021

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