Form 10-Q
period 2021-06-30
ATEL 14, LLC
filed 2021-08-16
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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

The number of Limited Liability Company Units outstanding as of July 31, 2021 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$556	$909
Due from affiliates	—	31
Accounts receivable, net	38	59
Investment in securities	136	305
Warrants, fair value	3	31
Equipment under operating leases, net	10,476	12,409
Prepaid expenses and other assets	3	14
Total assets	$11,212	$13,758

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$28	$—
Other	126	194
Non-recourse debt	2,639	3,108
Unearned operating lease income	55	74
Total liabilities	2,848	3,376

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	8,364	10,382
Total Members’ capital	8,364	10,382
Total liabilities and Members’ capital	$11,212	$13,758

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases	$632	$656	$1,238	$1,320
Gain (loss) on sales of operating lease assets	55	(4)	51	(3)
Other revenue	2	10	3	12
Total operating revenues	689	662	1,292	1,329

Operating expenses:
Depreciation of operating lease assets	475	346	964	678
Asset management fees to Managing Member	26	31	54	58
Cost reimbursements to Managing Member and/or affiliates	105	114	215	230
Impairment losses on equipment	561	—	561	—
Acquisition expense	—	5	—	5
Interest expense	24	31	50	65
Professional fees	34	54	127	107
Outside services	15	19	28	33
Taxes on income and franchise fees	32	30	64	60
Bank charges	3	2	6	4
Storage fees	31	10	60	48
Railcar maintenance	38	30	155	92
Freight and shipping	19	2	56	37
Other expense	12	26	38	44
Total operating expenses	1,375	700	2,378	1,461
Loss from operations	(686)	(38)	(1,086)	(132)

Other income:
Gain on sale of investment in securities	—	—	13	—
Unrealized gain on fair value adjustment for securities	54	1	57	—
Unrealized gain (loss) on fair value adjustment for warrants	—	379	(28)	148
Total other income	54	380	42	148
Net (loss) income	$(632)	$342	$(1,044)	$16

Net (loss) income:
Managing Member	$—	$—	$67	$171
Other Members	(632)	342	(1,111)	(155)
	$(632)	$342	$(1,044)	$16

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.08)	$0.04	$(0.13)	$(0.02)
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	8,246,919	$8,996	$—	$8,996
Net loss	—	(632)	—	(632)
Balance June 30, 2021	8,246,919	$8,364	$—	$8,364

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)		(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(1,111)	67	(1,044)
Balance June 30, 2021	8,246,919	$8,364	$—	$8,364

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	8,246,919	$11,090	$—	$11,090
Net income	—	342	—	342
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(155)	171	16
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net (loss) income	$(1,044)	$16
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
(Gain) loss on sales of operating lease assets	(51)	3
Depreciation of operating lease assets	964	678
(Reversal of) provision for credit losses	(2)	4
Impairment losses on equipment	561	—
Gain on sale of investment in securities	(13)	—
Unrealized gain on fair value adjustment for securities	(57)	—
Unrealized loss (gain) on fair value adjustment for warrants	28	(148)
Changes in operating assets and liabilities:
Accounts receivable	23	(11)
Prepaid expenses and other assets	11	8
Due to/from Managing Member and affiliates	(27)	43
Other accounts payable and accruals	(68)	115
Unearned operating lease income	(19)	(28)
Net cash provided by operating activities	306	680

Investing activities:
Capital improvements to equipment under operating leases	—	(124)
Proceeds from sales of investment securities	325	—
Proceeds from sales of operating lease assets	459	103
Net cash provided by (used in) investing activities	784	(21)

Financing activities:
Repayments under non-recourse debt	(469)	(454)
Distributions to Other Members	(907)	(2,103)
Distributions to Managing Member	(67)	(171)
Net cash used in financing activities	(1,443)	(2,728)

Net decrease in cash and cash equivalents	(353)	(2,069)
Cash and cash equivalents at beginning of period	909	2,831
Cash and cash equivalents at end of period	$556	$762

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$50	$65
Cash paid during period for taxes	$99	$138

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

As of June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2021 and 2020, and as of June 30, 2021 and December 31, 2020, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of June 30, 2021 and December 31, 2020, investments in equity securities totaled $136 thousand and $305 thousand, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $124 thousand and $67 thousand at June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020, the Company recorded unrealized losses of $3 thousand and unrealized gains of $1 thousand, respectively, on securities with readily determinable fair values. During both six months ended June 30, 2021 and 2020, unrealized gains and losses recorded on such securities netted to zero. In addition, during the three and six months ended June 30, 2021, the Company had recorded unrealized gains totaling $57 thousand on its investment securities which do not have readily determinable fair values. There were no gains or losses recorded on such securities during the three and six months ended June 30, 2020. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of such investment securities held at June 30, 2021 based on changes in observable prices.

There were no impairment adjustments during the three and six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, the Company sold investment securities valued at approximately $325 thousand and realized a $13 thousand gain on the sales. There was no such sales during the three months ended June 30, 2021, as well as during the three and six months ended June 30, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of June 30, 2021 and December 31, 2020, the estimated value of the Company’s portfolio of warrants totaled $3 thousand and $31 thousand, respectively.

There were no unrealized gains or losses recorded during the three months ended June 30, 2021 as compared to $379 thousand of unrealized gains recorded during the prior year period. Unrealized losses of $28 thousand and unrealized gains of $148 thousand were recorded for the respective six months ended June 30, 2021 and 2020.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows: (in thousands)

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2019	$5
Provision for credit losses	4
Balance June 30, 2020	$9

Balance December 31, 2020	$5
Reversal of provision for credit losses	(2)
Balance June 30, 2021	$3

4. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Additions/	Amortization
	Balance	Dispositions/	Expense or	Balance
	December 31,	Reclassifications and	Amortization	June 30,
	2020	Impairment Losses	of Leases	2021
Equipment under operating leases, net	$9,208	$190	$(942)	$8,456
Assets held for sale or lease, net	3,201	(1,159)	(22)	2,020
Total	$12,409	$(969)	$(964)	$10,476

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $475 thousand and $346 thousand for the respective three months ended June 30. 2021 and 2020. For the six months ended June 30, 2021 and 2020, depreciation expense totaled $964 thousand and $678 thousand, respectively. Depreciation expense for the three months ended June 30, 2021, includes $131 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such additional depreciation amounted to $271 thousand for the six months ended June 30, 2021. There were no such adjustments during the three and six months ended June 30, 2020.

Impairment losses on equipment totaling $561 thousand were recorded for the three and six months ended June 30, 2021. There were no impairment losses during the same periods in 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2020	Additions	or Disposition	2021
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	38	4,048
Transportation	208	—	—	208
Manufacturing	4,159	—	(1,040)	3,119
Materials handling	240	—	(1)	239
Construction	739	—	(29)	710
Agriculture	542	—	—	542
	29,308	—	(1,032)	28,276
Less accumulated depreciation	(20,100)	(942)	1,222	(19,820)
Total	$9,208	$(942)	$190	$8,456

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at June 30, 2021 and 25% at December 31, 2020. There were no operating leases in non-accrual status at both June 30, 2021 and December 31, 2020.

At June 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2021	$849
Year ending December 31, 2022	1,579
2023	1,393
2024	419
2025	208
Thereafter	52
$4,500

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2021 and December 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$105	$114	$215	$230
Asset management fees to Managing Member	26	31	54	58
	$131	$145	$269	$288

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of June 30, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At June 30, 2021, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2021, gross operating lease rentals totaled approximately $2.8 million; and the carrying value of the pledged asset is $6.9 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2021	$477	$42	$519
Year ending December 31, 2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
	$2,639	$126	$2,765

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 15, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Commitments:

At June 30, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at June 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributions declared	$—	$—	$907	$2,103
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919
Weighted average distributions per Unit	$—	$-	$0.11	$0.26

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2021 and December 31, 2020, the Company’s warrants and investment in securities registered for public sale were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $3 thousand and $31 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and six months ended June 30, 2021 and 2020, and classified as level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$3	$40	$31	$271
Unrealized gain (loss) on fair value adjustment for warrants	-	379	(28)	148
Fair value of warrants at end of period	$3	$419	$3	$419

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $12 thousand and $15 thousand at June 30, 2021 and 2020, respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of securities at beginning of period	$15	$14	$238	$15
Securities sold	—	—	(226)	—
Unrealized gain (loss) on fair value of securities	(3)	1	—	—
Fair value of investment securities at end of period	$12	$15	$12	$15

Impaired lease and off-lease equipment (non-recurring)

During the first six months of 2021, the Company recorded fair value adjustments totaling $561 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the prior year period.

		Level 1	Level 2	Level 3
	June 30,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$935	$—	$—	$935

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$700	$—	$—	$700

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2021 and December 31, 2020:

June 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $27.05 ($0.19)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.48 - 1.50 (0.50)
			Risk-free interest rate	0.06% - 0.18% (0.06%)
			Annualized volatility	34.29% - 163.95% (34.98%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $935,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66 ($0.20)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.98 - 2.00 (0.99)
			Risk-free interest rate	0.10% - 0.13% (0.10%)
			Annualized volatility	33.86% - 158.37% (34.52%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $700,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$556	$556	$—	$—	$556
Investment in securities	12	12	—	—	12
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,639	—	—	2,714	2,714

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$909	$909	$—	$—	$909
Investment in securities	238	238	—	—	238
Warrants, fair value	31	—	—	31	31

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10.   Global health emergency:

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

Results of Operations

The three months ended June 30, 2021 versus the three months ended June 30, 2020

The Company had a net loss of $632 thousand and net income of $342 thousand for the respective three months ended June 30, 2021 and 2020. Compared to the prior year period, the results for the second quarter of 2021 reflect a slight increase in operating revenues, which was more than offset by the increase in operating expenses and the reduction in other income.

Total operating revenues were $689 thousand and $662 thousand for the three months ended June 30, 2021 and 2020, respectively. The $27 thousand, or 4%, increase in operating revenues was primarily the result of a $59 thousand increase in gains on sales of operating lease assets partially offset by a $24 thousand decline in operating lease revenues. The increase in gains on sales of operating lease assets was attributable to the change in the mix of assets sold, while the decrease in operating lease revenues was mainly due to lease run-off and disposition of lease assets.

Total operating expenses were $1.4 million and $700 thousand for the three months ended June 30, 2021 and 2020. The $675 thousand, or 96%, increase in operating expenses was mostly due to increases in impairment losses on equipment, depreciation expense, storage fees, and freight and shipping costs partially offset by decreases in professional fees and other expense.

Impairment losses on equipment increased by $561 thousand due to a current quarter adjustment of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the prior year period. Depreciation expense increased by $129 thousand primarily due to an approximate $131 thousand of additional depreciation recorded during the current quarter to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. In addition, storage fees and, freight and shipping costs increased by $21 thousand and $17 thousand, respectively, as a result of increases in railcar returns and off-lease railcar inventory. Partially offsetting such increases in expenses were reductions in professional fees and other expense totaling $20 thousand and $14 thousand, respectively. Professional fees declined largely due to the period over period timing differences in receipt of services and billings, while the decrease in other expense was largely due to lower insurance, postage and printing costs.

During the respective three months ended June 30, 2021 and 2020, the Company recorded $54 thousand and $380 thousand of other income related to the fair valuation of its warrants and investment securities. The unfavorable change in other income was primarily due to significant unrealized gains recorded during the prior year period related to warrants held in a company which completed an initial public offering during the second quarter of 2020.

Six months ended June 30, 2021 versus six months ended June 30, 2020

The Company had a net loss of $1.0 million and net income of $16 thousand for the six months ended June 30, 2021 and 2020, respectively. The results for the first six months of 2021 reflect a decrease in operating revenues, and increase in operating expenses and a decline in other income.

Total operating revenues approximated $1.3 million for each of the six months ended June 30, 2021 and 2020. On a detailed level, total operating revenues actually declined by $37 thousand, or 3%, when compared to the prior year period. Such decline was comprised of offsetting changes related to a decrease in operating lease revenues and an increase in gains on sales of lease assets. The reduction in operating lease revenues totaled $82 thousand and was largely a result of an increase in assets fully depreciated to residual values, run-off, and sales of lease assets; while the increase in gains on sales of lease assets totaled $54 thousand and was mostly be attributed to a change in the mix of assets sold.

Total operating expenses were $2.4 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. The $917 thousand, or 63%, increase in operating expenses was mostly due to increases in impairment losses on equipment, depreciation expense and railcar maintenance costs. Impairment losses on equipment increased by $561 thousand as adjustments of same amount were recorded during the current period to reduce the carrying value of certain assets deemed impaired. No such impairments were deemed necessary during the first half of 2020. Depreciation expense increased by $286 thousand primarily due to an approximate $271 thousand of additional depreciation recorded during the current quarter to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. In addition, railcar maintenance costs was higher by $63 thousand primarily due to an increase in lease-end repairs.

During the first half of 2021, the Company also recorded other income totaling $42 thousand related to the fair valuation of its warrants and investment securities. This compares to other income of $148 thousand recorded on such assets during the prior year period. The decrease in unrealized gains was primarily due to significant unrealized gains recorded during the prior year period related to warrants held in a company which completed an initial public offering during the first six months of 2020.

Capital Resources and Liquidity

At June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $556 thousand and $909 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$306	$680
Investing activities	784	(21)
Financing activities	(1,443)	(2,728)
Net decrease in cash and cash equivalents	$(353)	$(2,069)

During the six months ended June 30, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. During the same respective periods, the Company received $457 thousand and $103 thousand of proceeds from sales of lease assets. In additions, during the current year period, the Company received $327 thousand of proceeds from the sale of investment securities. There were no such sales during the prior year period.

During the six months ended June 30, 2021 and 2020, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $974 thousand and $2.3 million for the respective six months ended June 30, 2021 and 2020; while cash used to reduce non-recourse debt totaled $469 thousand and $454 thousand for the same respective periods. In addition, during the prior year period, the Company paid $124 thousand to upgrade certain equipment in preparation for a subsequent lease. Cash was also used to pay invoices related to management fees and expenses, and other payables during both six-month periods.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2021 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(104)	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021

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