Form 10-Q
period 2021-09-30
ATEL 14, LLC
filed 2021-11-15
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

The number of Limited Liability Company Units outstanding as of October 31, 2021 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,061	$909
Due from affiliates	—	31
Accounts receivable, net	50	59
Investment in securities	134	305
Warrants, fair value	3	31
Equipment under operating leases, net	9,501	12,409
Prepaid expenses and other assets	10	14
Total assets	$10,759	$13,758

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$46	$—
Other	158	194
Non-recourse debt	2,402	3,108
Unearned operating lease income	19	74
Total liabilities	2,625	3,376

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	8,134	10,382
Total Members’ capital	8,134	10,382
Total liabilities and Members’ capital	$10,759	$13,758

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases	$516	$664	$1,754	$1,984
Gain on sales of operating lease assets	6	7	57	4
Other revenue	—	2	3	14
Total operating revenues	522	673	1,814	2,002

Operating expenses:
Depreciation of operating lease assets	351	477	1,315	1,155
Asset management fees to Managing Member	24	26	78	84
Cost reimbursements to Managing Member and/or affiliates	95	103	310	333
Impairment losses on equipment	58	—	619	—
Acquisition expense	—	1	—	6
Interest expense	21	30	71	95
Professional fees	12	14	139	121
Outside services	27	24	55	57
Taxes on income and franchise fees	32	32	96	92
Bank charges	3	3	9	7
Storage fees	20	38	80	86
Railcar maintenance	67	60	222	152
Freight and shipping	23	22	79	59
Other expense	16	19	55	63
Total operating expenses	749	849	3,128	2,310
Loss from operations	(227)	(176)	(1,314)	(308)

Other (loss) income:
Gain on sale of investment in securities	—	—	13	—
Unrealized (loss) gain on fair value adjustment for securities	(3)	37	55	37
Unrealized (loss) gain on fair value adjustment for warrants	—	(3)	(28)	145
Total other (loss) income	(3)	34	40	182
Net loss	$(230)	$(142)	$(1,274)	$(126)

Net loss:
Managing Member	$—	$—	$67	$171
Other Members	(230)	(142)	(1,341)	(297)
	$(230)	$(142)	$(1,274)	$(126)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.02)	$(0.16)	$(0.04)
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	8,246,919	$8,364	$—	$8,364
Net loss	—	(230)	—	(230)
Balance September 30, 2021	8,246,919	$8,134	$—	$8,134

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)		(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(1,341)	67	(1,274)
Balance September 30, 2021	8,246,919	$8,134	$—	$8,134

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	8,246,919	$11,432	$—	$11,432
Net loss	—	(142)	—	(142)
Balance September 30, 2020	8,246,919	$11,290	$—	$11,290

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	8,246,919	$13,690	$—	$13,690
Distributions to Other Members ($0.26 per Unit)	—	(2,103)	—	(2,103)
Distributions to Managing Member	—	—	(171)	(171)
Net (loss) income	—	(297)	171	(126)
Balance September 30, 2020	8,246,919	$11,290	$—	$11,290

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net loss	$(1,274)	$(126)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of operating lease assets	(57)	(4)
Depreciation of operating lease assets	1,315	1,155
Reversal of provision for credit losses	(1)	(2)
Impairment losses on equipment	619	—
Gain on sale of investment in securities	(13)	—
Unrealized gain on fair value adjustment for securities	(55)	(37)
Unrealized loss (gain) on fair value adjustment for warrants	28	(145)
Changes in operating assets and liabilities:
Accounts receivable	10	(14)
Prepaid expenses and other assets	4	64
Due to/from Managing Member and affiliates	77	3
Other accounts payable and accruals	(36)	(46)
Unearned operating lease income	(55)	(32)
Net cash provided by operating activities	562	816

Investing activities:
Capital improvements to equipment under operating leases	—	(124)
Proceeds from sales of investment securities	239	—
Proceeds from sales of operating lease assets	1,031	121
Net cash provided by (used in) investing activities	1,270	(3)

Financing activities:
Repayments under non-recourse debt	(706)	(682)
Distributions to Other Members	(907)	(2,103)
Distributions to Managing Member	(67)	(171)
Net cash used in financing activities	(1,680)	(2,956)

Net increase (decrease) in cash and cash equivalents	152	(2,143)
Cash and cash equivalents at beginning of period	909	2,831
Cash and cash equivalents at end of period	$1,061	$688

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$71	$95
Cash paid during period for taxes	$93	$140

Schedule of non-cash transactions:
Conversion of warrants to equity securities	$—	$391

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

As of September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2021 and 2020, and as of September 30, 2021 and December 31, 2020, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2021 and December 31, 2020, investments in equity securities totaled $134 thousand and $305 thousand, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $125 thousand and $67 thousand at September 30, 2021 and December 31, 2020, respectively.

The Company recorded unrealized losses of $3 thousand and unrealized gains of $37 thousand for the three months ended September 30, 2021 and 2020, respectively, on securities with readily determinable fair values. For the nine-month periods ended September 30, 2021 and 2020, the Company also recorded unrealized losses of $3 thousand and unrealized gains of $37 thousand, respectively, on such securities. In addition, during the nine months ended September 30, 2021, the Company had recorded unrealized gains totaling $57 thousand on its investment securities which do not have readily determinable fair values, all of which were recorded prior to the third quarter of 2021. There were no gains or losses recorded on such securities during the three and nine months ended September 30, 2020. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of such investment securities held at September 30, 2021 based on changes in observable prices.

There were no impairment adjustments during the three and nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, the Company sold investment securities valued at approximately $226 thousand and realized a $13 thousand gain on the sales. There was no such sales during the three months ended September 30, 2021, as well as during the three and nine months ended September 30, 2020.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of September 30, 2021 and December 31, 2020, the estimated value of the Company’s portfolio of warrants totaled $3 thousand and $31 thousand, respectively.

There were no unrealized gains or losses recorded during the three months ended September 30, 2021 as compared to $3 thousand of unrealized losses recorded during the prior year period. Unrealized losses of $28 thousand and unrealized gains of $145 thousand were recorded for the respective nine months ended September 30, 2021 and 2020.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows: (in thousands)

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2019	$5
Reversal of provision for credit losses	(2)
Balance September 30, 2020	$3

Balance December 31, 2020	$5
Reversal of provision for credit losses	(1)
Balance September 30, 2021	$4

4. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
		Additions/	Amortization
	Balance	Dispositions/	Expense or	Balance
	December 31,	Reclassifications and	Amortization	September 30,
	2020	Impairment Losses	of Leases	2021
Equipment under operating leases, net	$9,208	$146	$(1,291)	$8,063
Assets held for sale or lease, net	3,201	(1,739)	(24)	1,438
Total	$12,409	$(1,593)	$(1,315)	$9,501

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $351 thousand and $477 thousand for the respective three months ended September 30. 2021 and 2020. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $1.3 million and $1.2 million, respectively. Depreciation expense for the three months ended September 30, 2021, includes $6 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation amounted to $276 thousand for the nine months ended September 30, 2021. The Company recorded $122 thousand of additional depreciation adjustments during both three- and nine-month periods ended September 30, 2020.

Impairment losses on equipment totaling $58 thousand and $619 thousand were recorded for the three and nine months ended September 30, 2021, respectively. There were no impairment losses during the same periods in 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2020	Additions	or Disposition	2021
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,010	—	(157)	3,853
Transportation	208	—	—	208
Manufacturing	4,159	—	(1,039)	3,120
Materials handling	240	—	(115)	125
Construction	739	—	(146)	593
Agriculture	542	—	—	542
	29,308	—	(1,457)	27,851
Less accumulated depreciation	(20,100)	(1,291)	1,603	(19,788)
Total	$9,208	$(1,291)	$146	$8,063

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at September 30, 2021 and 25% at December 31, 2020. There were no operating leases in non-accrual status at both September 30, 2021 and December 31, 2020.

At September 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2021	$419
Year ending December 31, 2022	1,569
2023	1,393
2024	419
2025	208
Thereafter	52
$4,060

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2021 and December 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$95	$103	$310	$333
Asset management fees to Managing Member	24	26	78	84
	$119	$129	$388	$417

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2021 and December 31, 2020, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At September 30, 2021, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2021, gross operating lease rentals totaled approximately $2.5 million; and the carrying value of the pledged asset is $6.6 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2021	$240	$20	$260
Year ending December 31, 2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
	$2,402	$104	$2,506

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 15, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Commitments and contingencies:

At September 30, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at September 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributions declared	$—	$—	$907	$2,103
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919
Weighted average distributions per Unit	$—	$—	$0.11	$0.26

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2021 and December 31, 2020, the Company’s warrants and investment in securities registered for public sale were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $3 thousand and $31 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2021 and 2020, and classified as level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$3	$419	$31	$271
Unrealized (loss) gain on fair value adjustment for warrants	—	(3)	(28)	145
Warrants converted to securities	—	(391)	—	(391)
Fair value of warrants at end of period	$3	$25	$3	$25

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $9 thousand and $443 thousand at September 30, 2021 and 2020, respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of securities at beginning of period	$12	$15	$238	$15
Warrants converted to securities	—	391	—	391
Securities sold	—	—	(226)	—
Unrealized (loss) gain on fair value of securities	(3)	37	(3)	37
Fair value of investment securities at end of period	$9	$443	$9	$443

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and off-lease equipment (non-recurring)

During the first nine months of 2021, the Company recorded fair value adjustments totaling $619 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the prior year period.

		Level 1	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$792	$—	$—	$792

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$700	$—	$—	$700

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2021 and December 31, 2020:

September 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $18.72 ($0.15)
			Exercise price	$0.10 - $160.05 ($0.33)
			Time to maturity (in years)	0.23 - 1.25 (0.25)
			Risk-free interest rate	0.04% - 0.15% (0.04%)
			Annualized volatility	34.92% - 166.94% (35.62%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $792,000)
			Equipment Condition	Poor to Average

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,061	$1,061	$—	$—	$1,061
Investment in securities	9	9	—	—	9
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,402	—	—	2,456	2,456

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$909	$909	$—	$—	$909
Investment in securities	238	238	—	—	238
Warrants, fair value	31	—	—	31	31

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

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

Results of Operations

Three months ended September 30, 2021 versus three months ended September 30, 2020

The Company had net losses of $230 thousand and $142 thousand for the three months ended September 30, 2021 and 2020, respectively. The results for the third quarter of 2021 reflect decreases in both total operating revenues and expenses, as well as an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Total operating revenues decreased by $151 thousand, or 22%, compared to the prior year period primarily due to a $148 thousand decline in operating lease revenues. Such decline was mainly due to run-off and disposition of lease assets.

Total operating expenses decreased by $100 thousand, or 12%, largely due to decreases in depreciation expense and storage fees partially offset by impairment losses recorded during the current period. Depreciation declined by $126 thousand largely due to lease run-off and dispositions since September 30, 2020. Similarly, storage fees decreased by $18 thousand due to dispositions of off-lease assets. Partially offsetting such decreases in expenses was a $58 thousand impairment loss recorded to reduce the carrying value of certain railcars deemed impaired. No such impairment was deemed necessary for the prior year period.

During the current quarter, the Company recorded other loss of $3 thousand related to unrealized gains/losses on its portfolio of investments securities and warrants. This compares to other income of $34 thousand recorded during the prior year period. The $37 thousand unfavorable change in other (loss) income reflects prior year period unrealized gains attributable to the higher stock price of an investment security. All holdings in such investment security had been liquidated prior to the second quarter of 2021.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020

The Company had net losses of $1.3 million and $126 thousand for the nine months ended September 30, 2021 and 2020, respectively. The results for the first nine months of 2021 reflect a decrease in total operating revenues, an increase in operating expenses, and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Total operating revenues decreased by $188 thousand, or 9%, when compared to the prior year period. Such decline was comprised of offsetting changes related to a decrease in operating lease revenues and an increase in gain on sales of operating lease assets.

The reduction in operating lease revenues totaled $230 thousand and was largely a result of lease run-off and sales of lease assets since September 30, 2020; while the increase in gains on sales of lease assets totaled $53 thousand and was mostly due to increased sales activity and a change in the mix of assets sold.

Total operating expenses increased by $818 thousand, or 35%, primarily due to impairment losses recorded on certain equipment, as well as higher depreciation expenses and railcar maintenance costs. During the current nine-month period, the Company recorded $619 thousand of impairment losses to reduce the carrying value of certain railcars and containers deemed impaired. No such impairments were deemed necessary during the first nine months of 2020. Depreciation expense increased by $160 thousand primarily due to an approximate $276 thousand of additional depreciation partially offset by the impact of run-off and lease asset sales. The addition depreciation recorded during the current nine-month period reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. In addition, railcar maintenance costs increased by $70 thousand primarily due to an increase in lease-end repairs.

During the nine months ended September 30, 2021 and 2020, the Company also recorded other income totaling $40 thousand and $182 thousand, respectively, related to the fair valuation of its warrants and investment securities. The $142 thousand unfavorable change in other (loss) income primarily reflects prior year period unrealized gains attributable to a significant change in the stock price of holdings in a privately held company which completed an initial public offering during 2020. All holdings in such company had been liquidated prior to the second quarter of 2021. In addition, the Company realized $13 thousand of gains on the sale of an investment security. No such sales occurred during the prior year period.

Capital Resources and Liquidity

At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $1.1 million and $909 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$562	$816
Investing activities	1,270	(3)
Financing activities	(1,680)	(2,956)
Net increase (decrease) in cash and cash equivalents	$152	$(2,143)

During the nine months ended September 30, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $1.0 million and $121 thousand of proceeds from sales of lease assets. During the current year period, the Company also received $239 thousand of proceeds from the sale of investment securities. There were no such sales during the prior year period.

During the nine months ended September 30, 2021 and 2020, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $974 thousand and $2.3 million for the respective nine months ended September 30, 2021 and 2020; while cash used to reduce non-recourse debt totaled $706 thousand and $682 thousand for the same respective periods. In addition, during the prior year period, the Company paid $124 thousand to upgrade certain equipment in preparation for a subsequent lease. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2021 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2021, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

ATEL 14, LLC

(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Raymond A. Rigo
Raymond A. Rigo
Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)