Form 10-Q
period 2022-03-31
ATEL 14, LLC
filed 2022-05-13
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022

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

The number of Limited Liability Company Units outstanding as of April 30, 2022 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$625	$1,748
Accounts receivable, net	125	39
Investment in equity securities	130	133
Warrants, fair value	3	3
Investment in equipment and leases, net	7,887	8,411
Prepaid expenses and other assets	11	8
Total assets	$8,781	$10,342

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$20	$21
Other	182	158
Non-recourse debt	1,921	2,163
Unearned operating lease income	22	25
Total liabilities	2,145	2,367

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,636	7,975
Total Members’ capital	6,636	7,975
Total liabilities and Members’ capital	$8,781	$10,342

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Leasing and lending activities:
Operating leases	$555	$606
Gain (loss) on sales of operating lease assets	231	(4)
Other revenue	6	1
Total operating revenues	792	603

Operating expenses:
Depreciation of operating lease assets	357	489
Asset management fees to Managing Member	30	28
Cost reimbursements to Managing Member and/or affiliates	90	110
Interest expense	18	26
Professional fees	22	93
Outside services	14	13
Taxes on income and franchise fees	28	32
Bank charges	2	3
Storage fees	1	29
Railcar maintenance	27	117
Freight and shipping	—	37
Other expense	23	26
Total operating expenses	612	1,003
Income (loss) from operations	180	(400)

Other loss:
Gain on sale of investment in equity securities	—	13
Unrealized (loss) gain on fair value adjustment for equity securities	(3)	3
Unrealized loss on fair value adjustment for warrants	—	(28)
Total other loss	(3)	(12)
Net income (loss)	$177	$(412)

Net income (loss):
Managing Member	$114	$67
Other Members	63	(479)
	$177	$(412)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.06)
Weighted average number of Units outstanding	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net income	—	63	114	177
Balance March 31, 2022	8,246,919	$6,636	$—	$6,636

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)	—	(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(479)	67	(412)
Balance March 31, 2021	8,246,919	$8,996	$—	$8,996

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income (loss)	$177	$(412)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sales of operating lease assets	(231)	4
Depreciation of operating lease assets	357	489
Gain on sale of investment in equity securities	—	(13)
Unrealized loss (gain) on fair value adjustment for equity securities	3	(3)
Unrealized loss on fair value adjustment for warrants	—	28
Changes in operating assets and liabilities:
Accounts receivable	(86)	(85)
Prepaid expenses and other assets	(3)	7
Due to/from Managing Member and affiliates	(1)	37
Other accounts payable and accruals	24	(84)
Unearned operating lease income	(3)	(7)
Net cash provided (used in) by operating activities	237	(39)

Investing activities:
Proceeds from sales of investment in equity securities	—	326
Proceeds from sales of operating lease assets	398	179
Net cash provided by investing activities	398	505

Financing activities:
Repayments under non-recourse debt	(242)	(233)
Distributions to Other Members	(1,402)	(907)
Distributions to Managing Member	(114)	(67)
Net cash used in financing activities	(1,758)	(1,207)

Net decrease in cash and cash equivalents	(1,123)	(741)
Cash and cash equivalents at beginning of period	1,748	909
Cash and cash equivalents at end of period	$625	$168

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$18	$26
Cash paid during period for taxes	$10	$93

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

As of March 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2022 and 2021, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

From time to time, the Company may receive the right to purchase securities of its borrowers or receive warrants in connection with its leading arrangement.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2022 and December 31, 2021, equity securities totaled $130 thousand and $133 thousand, respectively. Such amounts included equity securities which do not have readily determinable market value totaling $125 thousand at both March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded unrealized losses of $3 thousand and unrealized gains of $3 thousand, respectively, on equity securities with readily determinable fair values. There were no fair value adjustments on the Company’s remaining equity securities that do not have readily determinable fair values during the three months ended March 31, 2022 and 2021. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of such equity securities held at March 31, 2022 based on changes in observable prices. During the three months ended March 31, 2021, the Company sold investment equity securities valued at approximately $226 thousand and realized a $13 thousand gain on the sale. There were no such sales recorded during the current quarter.

There were no impairments recorded on equity securities for the respective three-month periods ended March 31, 2022 and 2021.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At both March 31, 2022 and December 31, 2021, the estimated value of the Company’s portfolio of warrants totaled $3 thousand. There was no change to the fair value of the warrants during the three months ended March 31, 2022. By comparison, during the prior year period, the Company recorded unrealized losses of $28 thousand on fair valuation of its warrants. There were no warrant exercises during the three months ended March 31, 2022 and 2021.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows: (in thousands)

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2020	$5
Reversal of provision for doubtful accounts	—
Balance March 31, 2021	$5

Balance December 31, 2021	$4
Provision for doubtful accounts	—
Balance March 31, 2022	$4

4. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions and	Amortization	March 31,
	2021	Dispositions	of Leases	2022
Equipment under operating leases, net	$7,852	$(117)	$(356)	$7,379
Assets held for sale or lease, net	559	(50)	(1)	508
Total	$8,411	$(167)	$(357)	$7,887

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $357 thousand and $489 thousand for the respective three months ended March 31, 2022 and 2021.

Depreciation expense for the respective quarters ended March 31, 2022 and 2021 includes $4 thousand and $140 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at lease semi-annually, and depreciation recorded for the change in the estimated reduction in value.

There were no impairment losses recorded on equipment during the respective three-month periods ended March 31, 2022 and 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2021	Additions	or Disposition	2022
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,032	—	(399)	3,633
Transportation	208	—	—	208
Manufacturing	3,119	—	(1,844)	1,275
Materials handling	125	—	—	125
Construction	582	—	—	582
Agriculture	542	—	(263)	279
	28,018	—	(2,506)	25,512
Less accumulated depreciation	(20,166)	(356)	2,389	(18,133)
Total	$7,852	$(356)	$(117)	$7,379

The average estimated residual value for assets on operating leases was 19% of the assets’ original cost at March 31, 2022 and 20% at December 31, 2021. There were no operating leases in non-accrual status at both March 31, 2022 and December 31, 2021.

At March 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2022	$1,147
Year ending December 31, 2023	1,393
2024	419
2025	208
2026	52
$3,219

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2022 and December 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$90	$110
Asset management fees to Managing Member	30	28
	$120	$138

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2022 and December 31, 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At March 31, 2022, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2022, gross operating lease rentals totaled approximately $2.0 million; and the carrying value of the pledged asset is $6.1 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2022	$737	$41	$778
Year ending December 31, 2023	1,012	24	1,036
2024	172	1	173
	$1,921	$66	$1,987

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

7. Commitments and contingencies:

At March 31, 2022, there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at March 31, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2022	2021
Distributions declared	$1,402	$907
Weighted average number of Units outstanding	8,246,919	8,246,919
Weighted average distributions per Unit	$0.17	$0.11

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

At March 31, 2022 and December 31, 2021, the Company’s warrants and investment in securities registered for public sale were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk-free interest rate for the term(s) of the warrant exercise(s). At both March 31, 2022 and December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $3 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months ended March 31, 2022 and 2021, and classified as level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of warrants at beginning of period	$3	$31
Unrealized loss on fair value adjustment for warrants	—	(28)
Fair value of warrants at end of period	$3	$3

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $5 thousand and $8 thousand at March 31, 2022 and December 31, 2021, respectively.

The fair value of investment securities that were accounted for on a recurring basis for the three months ended March 31, 2022 and 2021, and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fair value of investment in equity securities at beginning of period	$8	$238
Securities sold	—	(226)
Unrealized (loss) gain on fair value of securities	(3)	3
Fair value of investment in equity securities at end of period	$5	$15

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and off-lease equipment (non-recurring)

During 2021, the Company recorded fair value adjustments totaling $671 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the three months ended March 31, 2022.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$45	$—	$—	$45

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$148	$—	$—	$148

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2022 and December 31, 2021:

March 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$24.15 - $24.15 ($24.15)
			Exercise price	$38.64 - $38.64 ($38.64)
			Time to maturity (in years)	0.75 - 0.75 (0.75)
			Risk-free interest rate	1.44% - 1.44% (1.44%)
			Annualized volatility	165.44% - 165.44% (165.44%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $45,000
			Quotes - per equipment	(total of $45,000)
			Equipment Condition	Poor to Average

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$625	$625	$—	$—	$625
Investment in equity securities	5	5	—	—	5
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	1,921	—	—	1,924	1,924

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,748	$1,748	$—	$—	$1,748
Investment in equity securities	8	8	—	—	8
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

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

Results of Operations

Three months ended March 31, 2022 versus three months ended March 31, 2021

The Company had net income of $177 thousand and net losses of $412 thousand for the three months ended March 31, 2022 and 2021, respectively. The results for the first quarter of 2022 reflect an increase in total operating revenues and decreases in total operating expenses and in other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues were $792 thousand and $603 thousand for the three months ended March 31, 2022 and 2021, respectively. The $189 thousand, or 31%, period over period increase in operating revenues was primarily due to a $235 thousand increase in gains from sales of operating lease assets partially offset by a $51 thousand decrease in operating leases revenues. The increase in gains from sales of operating lease assets was mostly attributable to the change in the mix of assets sold, while the decrease in operating lease revenues was attributable to continued portfolio run-off and dispositions of lease assets.

Expenses

Total operating expenses was $612 thousand and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The $391 thousand, or 39%, period over period decline in operating expenses was primarily due to decreases in depreciation expense, railcar maintenance fees, professional fees, freight and shipping, and storage fees.

Depreciation expense declined by $132 thousand largely due to a $136 thousand decline in additional depreciation recorded to reflect changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Railcar maintenance fees decreased by $90 thousand as the prior year period saw higher amounts of repair costs related to an increase in off-lease railcar inventory; and professional fees decreased by $71 thousand largely due to timing differences in receipt of services and billings. In addition, freight and shipping fees declined by $37 thousand, to zero this quarter, as there had been no railcar returns during the current quarter. Finally, storage fees decreased by $28 thousand primarily due to sales of certain off-lease equipment.

During the respective three months ended March 31, 2022 and 2021, the Company recorded other losses of $3 thousand and $12 thousand related to the fair valuation of its warrants and investment securities. The $3 thousand total other loss for the current quarter reflects unrealized losses on the Company’s equity securities. By comparison, during the prior year quarter, the Company recorded unrealized losses of $28 thousand on fair valuation of its warrants. Such losses were partially offset by $3 thousand of unrealized gains on fair valuation of the Company’s equity securities. In addition, the Company sold equity securities during the prior year quarter and realized $13 thousand of gains from such sales. There were no sales of equity securities during the current quarter.

Capital Resources and Liquidity

At March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $625 thousand and $1.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in:
Operating activities	$237	$(39)
Investing activities	398	505
Financing activities	(1,758)	(1,207)
Net decrease in cash and cash equivalents	$(1,123)	$(741)

During the three months ended March 31, 2022 and 2021, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $398 thousand and $179 thousand of proceeds from sales of lease assets. During the prior year period, the Company received $326 thousand of proceeds from the sale of investment securities. There were no such sales during the current period.

During the three months ended March 31, 2022 and 2021, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $974 thousand for the respective three months ended March 31, 2022 and 2021; while cash used to reduce non-recourse debt totaled $242 thousand and $233 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
Jan 2020 - Dec 2020	Jan 2021	907		—		907		0.11	8,246,919
Jan 2021 - Dec 2021	Jan 2022	1,402		—		1,402		0.17	8,246,919
		$59,261		$—		$59,261		$8.06
Source of distributions
Lease and loan payments received		$59,261	100.00%	$—	0.00%	$59,261	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$59,261	100.00%	$—	0.00%	$59,261	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017, January 1, 2018 – December 31, 2018, January 1, 2019 – December 31, 2019, January 1, 2020 – December 31, 2020, and January 1, 2021 – December 31, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2022, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the Company’s significant accounting policies since December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022

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