Form 10-Q
period 2022-09-30
ATEL 14, LLC
filed 2022-11-14
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2022

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

The number of Limited Liability Company Units outstanding as of October 31, 2022 was 8,246,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$902	$1,748
Accounts receivable, net	37	39
Investment in equity securities	128	133
Warrants, fair value	—	3
Equipment under operating leases, net	7,141	8,411
Prepaid expenses and other assets	9	8
Total assets	$8,217	$10,342

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$26	$21
Other	140	158
Non-recourse debt	1,432	2,163
Unearned operating lease income	16	25
Total liabilities	1,614	2,367

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,603	7,975
Total Members’ capital	6,603	7,975
Total liabilities and Members’ capital	$8,217	$10,342

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Leasing and lending activities:
Operating leases	$513	$516	$1,649	$1,754
Gain on sales of operating lease assets	—	6	361	57
Other revenue	—	—	6	3
Total operating revenues	513	522	2,016	1,814

Operating expenses:
Depreciation of operating lease assets	342	351	1,065	1,315
Asset management fees to Managing Member	20	24	70	78
Cost reimbursements to Managing Member and/or affiliates	77	95	255	310
Impairment losses on equipment	—	58	—	619
Interest expense	14	21	47	71
Professional fees	39	12	133	139
Outside services	12	27	38	55
Taxes on income and franchise fees	28	32	85	96
Bank charges	2	3	7	9
Storage fees	1	20	11	80
Railcar maintenance	38	67	94	222
Freight and shipping	—	23	—	79
Other expense	16	16	59	55
Total operating expenses	589	749	1,864	3,128
(Loss) income from operations	(76)	(227)	152	(1,314)

Other (loss) income:
Gain on sale of investment in equity securities	—	—	—	13
Unrealized (loss) gain on fair value adjustment for equity securities	—	(3)	(5)	55
Unrealized loss on fair value adjustment for warrants	—	—	(3)	(28)
Total other (loss) income	—	(3)	(8)	40
Net (loss) income:	$(76)	$(230)	$144	$(1,274)

Net (loss) income:
Managing Member	$—	$—	$114	$67
Other Members	(76)	(230)	30	(1,341)
	$(76)	$(230)	$144	$(1,274)

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.01)	$(0.03)	$0.00	$(0.16)
Weighted average number of Units outstanding	8,246,919	8,246,919	8,246,919	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	8,246,919	$6,679	$—	$6,679
Net loss	—	(76)	—	(76)
Balance September 30, 2022	8,246,919	$6,603	$—	$6,603

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net income	—	30	114	144
Balance September 30, 2022	8,246,919	$6,603	$—	$6,603

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	8,246,919	$8,364	$—	$8,364
Net loss	—	(230)	—	(230)
Balance September 30, 2021	8,246,919	$8,134	$—	$8,134

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)	—	(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(1,341)	67	(1,274)
Balance September 30, 2021	8,246,919	$8,134	$—	$8,134

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income (loss)	$144	$(1,274)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of operating lease assets	(361)	(57)
Depreciation of operating lease assets	1,065	1,315
Reversal of provision for doubtful accounts	(4)	(1)
Impairment losses on equipment	—	619
Gain on sale of investment in equity securities	—	(13)
Unrealized loss (gain) on fair value adjustment for equity securities	5	(55)
Unrealized loss on fair value adjustment for warrants	3	28
Changes in operating assets and liabilities:
Accounts receivable	6	10
Prepaid expenses and other assets	(1)	4
Due to/from Managing Member and affiliates	5	77
Other accounts payable and accruals	(18)	(36)
Unearned operating lease income	(9)	(55)
Net cash provided by operating activities	835	562

Investing activities:
Proceeds from sales of investment securities	—	239
Proceeds from sales of operating lease assets	566	1,031
Net cash provided by investing activities	566	1,270

Financing activities:
Repayments under non-recourse debt	(731)	(706)
Distributions to Other Members	(1,402)	(907)
Distributions to Managing Member	(114)	(67)
Net cash used in financing activities	(2,247)	(1,680)

Net (decrease) increase in cash and cash equivalents	(846)	152
Cash and cash equivalents at beginning of period	1,748	909
Cash and cash equivalents at end of period	$902	$1,061

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$47	$71
Cash paid during period for taxes	$116	$93

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

As of September 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2022 and 2021, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2022 and December 31, 2021, equity securities totaled $128 thousand and $133 thousand, respectively. Such amounts included equity securities which do not have readily determinable market value totaling $125 thousand at both September 30, 2022 and December 31, 2021.

There were no gains or losses recorded on securities with readily determinable fair values during the current quarter. During the three months ended September 30, 2021, the Company recorded unrealized losses of $3 thousand on such securities. During the nine-month periods ended September 30, 2022 and 2021, the Company recorded unrealized losses of $5 thousand and unrealized gains of $55 thousand, respectively, on such securities. There were no gains or losses recorded on investment securities which do not have readily determinable fair values during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company had recorded unrealized gains totaling $57 thousand on such investment securities, all of which were recorded prior to the third quarter of 2021. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of such investment securities held at September 30, 2022 based on changes in observable prices.

There were no securities sold during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold investment securities valued at approximately $226 thousand and realized a $13 thousand gain on the sales. All of such sales occurred during the first quarter of 2021.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The estimated fair value of the Company’s portfolio of warrants netted to zero at September 30, 2022, and totaled $3 thousand as of December 31, 2021.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

There were no unrealized gains or losses recorded during for the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, the Company recorded unrealized losses of $3 thousand and $28 thousand, respectively.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2020	$5
Reversal of provision for doubtful accounts	(1)
Balance September 30, 2021	$4

Balance December 31, 2021	$4
Reversal of provision for doubtful accounts	(4)
Balance September 30, 2022	$—

4. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions and	Amortization	September 30,
	2021	Dispositions	of Leases	2022
Equipment under operating leases, net	$7,852	$(135)	$(1,063)	$6,654
Assets held for sale or lease, net	559	(70)	(2)	487
Total	$8,411	$(205)	$(1,065)	$7,141

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $342 thousand and $351 thousand for the respective three months ended September 30. 2022 and 2021. For the nine months ended September 30, 2022 and 2021, depreciation expense totaled $1.1 million and $1.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022, include $7 thousand and $36 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such additional depreciation totaled $6 thousand and $276 thousand during the three and nine months ended September 30, 2021, respectively.

There were no impairment losses recorded on equipment during the respective three and nine months ended September 30, 2022. By comparison, impairment losses totaling $58 thousand and $619 thousand were recorded for the three and nine months ended September 30, 2021, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through

2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2021	Additions	or Disposition	2022
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,032	—	(552)	3,480
Transportation	208	—	—	208
Manufacturing	3,119	—	(2,022)	1,097
Materials handling	125	—	—	125
Construction	582	—	—	582
Agriculture	542	—	(263)	279
	28,018	—	(2,837)	25,181
Less accumulated depreciation	(20,166)	(1,063)	2,702	(18,527)
Total	$7,852	$(1,063)	$(135)	$6,654

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both September 30, 2022 and December 31, 2021. There were no operating leases in non-accrual status at both September 30, 2022 and December 31, 2021.

At September 30, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2022	$381
Year ending December 31, 2023	1,399
2024	422
2025	209
2026	52
$2,463

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2022 and December 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$77	$95	$255	$310
Asset management fees to Managing Member	20	24	70	78
	$97	$119	$325	$388

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2022 and December 31, 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At September 30, 2022, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2022, remaining gross operating lease rentals totaled approximately $1.5 million; and the carrying value of the pledged asset is $5.5 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2022	$248	$11	$259
Year ending December 31, 2023	1,012	25	1,037
2024	172	1	173
	$1,432	$37	$1,469

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

7. Commitments and contingencies:

At September 30, 2022, there were no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at September 30, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

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

At September 30, 2022 and December 31, 2021, the Company’s warrants and investment in securities registered for public sale were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk-free interest rate for the term(s) of the warrant exercise(s). At September 30, 2022, the calculated fair value of the Fund’s warrants portfolio was zero. At December 31, 2021, such calculated fair value totaled $3 thousand. The valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2022 and 2021, and classified as level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of warrants at beginning of period	$—	$3	$3	$31
Unrealized loss on fair value adjustment for warrants	—	—	(3)	(28)
Fair value of warrants at end of period	$—	$3	$—	$3

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $3 thousand and $8 thousand at September 30, 2022 and December 31, 2021, respectively.

The fair value of investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2022 and 2021, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of securities at beginning of period	$3	$12	$8	$238
Securities sold	—	—	—	(226)
Unrealized loss on fair value of securities	—	(3)	(5)	(3)
Fair value of investment securities at end of period	$3	$9	$3	$9

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and off-lease equipment (non-recurring)

During the three and nine months ended September 30, 2021, the Company recorded fair value adjustments totaling $619 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during the three and nine months ended September 30, 2022.

		Level 1	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$148	$—	$—	$148

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2022 and December 31, 2021:

September 30, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$24.15 - $24.15 ($24.15)
			Exercise price	$38.64 - $38.64 ($38.64)
			Time to maturity (in years)	0.25 - 0.25 (0.25)
			Risk-free interest rate	3.53% - 3.53% (3.53%)
			Annualized volatility	165.92% - 165.92% (165.92%)

Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $8,000)
			Equipment Condition	Poor to Average

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$902	$902	$—	$—	$902
Investment in securities	3	3	—	—	3
Financial liabilities:
Non-recourse debt	1,432	—	—	1,411	1,411

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,748	$1,748	$—	$—	$1,748
Investment in securities	8	8	—	—	8
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

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

Results of Operations

The three months ended September 30, 2022 versus the three months ended September 30, 2021

The Company had net losses of $76 thousand and $230 thousand for the respective three months ended September 30, 2022 and 2021. The results for the third quarter of 2022 primarily reflect a decrease in total operating expenses when compared to the prior year period.

Total operating expenses were $589 thousand and $749 thousand for the three months ended September 30, 2022 and 2021, respectively. The $160 thousand, or 21%, decrease in operating expenses was mostly due to decreases in impairment losses on equipment, railcar maintenance expense, freight and shipping costs, and storage fees. These reductions were partially offset by an increase in professional fees.

Impairment losses on equipment decreased by $58 thousand due to a prior year period adjustment of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the current quarter. Railcar maintenance costs decreased by $29 thousand due to the decline in lease-end repairs; while freight and shipping costs declined by $23 thousand primarily due to a decrease in railcar returns. In addition, storage fees decreased by $19 thousand as a result of an approximate $1.0 million decline in off-lease inventory since September 30, 2021. Partially offsetting such reductions in expenses was a $27 thousand increase in professional fees, which was attributable to the period over period timing differences in receipt of services and billings.

The Company’s total operating revenues of $513 thousand for the current quarter was relatively flat as compared to revenues of $522 thousand for the prior year period. Most of the $9 thousand unfavorable change was attributable to a decline in gains realized from sales of lease assets, as the Company recorded gains of $6 thousand from such sales during the prior year period. There were no sales of lease assets during the current quarter.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021

The Company had net income of $144 thousand and a net loss of $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. The results for the first nine months of 2022 reflect an increase in total operating revenues and a decrease in total operating expenses partially offset by an unfavorable change in other income.

Total operating revenues approximated $2.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. The $202 thousand, or 11%, increase in operating revenues was primarily due to an increase in gains on sales of lease assets partially offset by a decrease in operating lease revenues.

The increase in gains on sales of lease assets totaled $304 thousand and was largely due to a change in the mix of assets sold; while the reduction in operating lease revenues totaled $105 thousand and was mostly attributable to portfolio run-off and dispositions of lease assets.

Total operating expenses were $1.9 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.3 million, or 40%, decrease in operating expenses was mostly due to decreases in impairment losses on equipment, depreciation expense, railcar maintenance costs, freight and shipping fees and storage fees.

Impairment losses on equipment decreased by $619 thousand as adjustments of same amount were recorded during the prior year period to reduce the carrying value of certain assets deemed impaired. No such impairments were deemed necessary during the first nine months of 2022. Depreciation expense decreased by $250 thousand primarily due to a $240 thousand decrease in additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and the impact of portfolio run-off and disposition of lease assets. Railcar maintenance costs were lower by $128 thousand due to a reduction in lease-end repairs. In addition, freight and shipping costs, and storage fees declined by $79 thousand and $69 thousand, respectively, due to decreases in railcar returns and off-lease railcar inventory.

During the first nine months of 2022, the Company also recorded other losses totaling $8 thousand related to the fair valuation of its investment securities and warrants. This compares to other income of $40 thousand recorded on such assets during the prior year period. Such other losses and income for the nine months ended September 30, 2022 and 2021 include $8 thousand of unrealized losses and $27 thousand of net unrealized gains, respectively. Such unfavorable change can be attributed to a prior year period adjustment, which increased unrealized gains on certain private equity securities held by $57 thousand based on changes in observable prices. Also included in the other income recorded for the prior year period was $13 thousand of gains realized from the sale of equity securities. There were no such sales during the current nine-month period.

Capital Resources and Liquidity

At September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $902 thousand and $1.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$835	$562
Investing activities	566	1,270
Financing activities	(2,247)	(1,680)
Net (decrease) increase in cash and cash equivalents	$(846)	$152

During the nine months ended September 30, 2022 and 2021, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $566 thousand and $1.0 million of proceeds from sales of lease assets. During the prior year period, the Company also received $239 thousand of proceeds from sales of investment securities. There were no such sales during the current period.

During the nine months ended September 30, 2022 and 2021, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $974 thousand for the respective nine months ended September 30, 2022 and 2021; while cash used to reduce non-recourse debt totaled $731 thousand and $706 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2022 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2022, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

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