Form 10-K
period 2022-12-31
ATEL 14, LLC
filed 2023-03-15
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2023 was 8,246,919.

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2022, the Company had purchased equipment with a total acquisition price of $93.5 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2022.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2022 and the industries to which the assets had been leased (dollars in thousands):

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

From inception to December 31, 2022, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$18,838	$10,759	$29,409
Materials handling	12,873	3,223	14,208
Manufacturing	11,956	4,655	8,938
Mining	4,830	3,185	4,202
Construction	5,112	1,776	5,321
Research	2,516	760	2,097
Transportation, other	7,820	1,564	8,764
Other	2,001	268	2,112
	$65,946	$26,190	$75,051

For further information regarding the Company’s investment in equipment and leases portfolio as of December 31, 2022, see Note 4 to the financial statements, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2022 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2022, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Computer equipment	$2,905	$752	$2,770
Manufacturing	2,496	390	2,349
Research	1,807	1,016	1,136
Vending equipment	1,000	855	351
Furniture & fixtures	700	183	1,107
Chemical processing	300	—	385
Other	3,007	814	2,434
	$12,215	$4,010	$10,532

The Company had no notes receivable as of December 31, 2022 and 2021.

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

Holders

As of December 31, 2022, a total of 2,164 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2022.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 168.7%, based on ATEL’s historical track record as of December 31, 2022.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2022 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.69. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
Jan 2020 - Dec 2020	Jan 2021	907		—		907		0.11	8,246,919
Jan 2021 - Dec 2021	Jan 2022	1,402		—		1,402		0.17	8,246,919
		$59,261		$—		$59,261		$8.06
Source of distributions
Lease and loan payments received		$59,261	100.00%	$—	0.00%	$59,261	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$59,261	100.00%	$—	0.00%	$59,261	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017, January 1, 2018 – December 31, 2018, January 1, 2019 – December 31, 2019, January 1, 2020 – December 31, 2020 and January 1, 2021 – December 31, 2021, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.5 million. As of December 31, 2022, 8,246,919 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015, with capital improvements made during 2020. The utilization percentage of existing assets under lease was 98% and 97% for the years ended at December 31, 2022 and 2021, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net income of $91 thousand and a net loss of $1.4 million for the respective years ended December 31, 2022 and 2021. Compared to prior year, the results for 2022 reflect a slight increase in total operating revenues, a significant decrease in total operating expenses, and an unfavorable change in other (loss) income related to the Company’s investment in securities and warrants.

Revenues

Total operating revenues increased by $35 thousand primarily as a result of a $278 thousand increase in gains recognized on lease asset sales partially offset by a $246 thousand decrease in operating lease revenues.

The increase in gains recognized on sales of lease assets was mostly attributed to a change in the mix of assets sold; while the reduction in operating lease revenues was largely due to run-off and dispositions of lease assets since December 31, 2021.

Expenses

Total operating expenses declined by $1.5 million mostly due to decreases in impairment losses on equipment, depreciation expense, railcar maintenance costs, freight and shipping fees, storage fees, and cost reimbursement to Managing Member and affiliates.

Impairment losses on equipment decreased by $671 thousand as adjustments of the same amount were recorded during the prior year to reduce the carrying value of certain assets deemed impaired. No such impairments were deemed necessary during 2022. Depreciation expense decreased by $444 thousand primarily due to a $408 thousand decrease in additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions, and the impact of portfolio run-off and disposition of lease assets. Railcar maintenance costs decreased by $117 thousand due to a reduction in lease-end repairs. In addition, freight and shipping costs, and storage fees declined by $110 thousand and $81 thousand, respectively, due to decreases in railcar returns and off-lease railcar inventory, and cost reimbursements to the Manager and/or affiliates decreased by $58 thousand as a result of lower allocated costs reflective of the Fund’s declining assets.

Other (loss) income

During 2022, the Company also recorded other losses totaling $8 thousand related to the fair valuation of its investment securities and warrants. This compares to other income of $39 thousand recorded on such assets during the prior year. Such other losses for 2022 and other income for 2021 include $8 thousand of unrealized losses and $26 thousand of net unrealized gains, respectively. The unfavorable change can be attributed to a prior year adjustment, which increased unrealized gains on certain private equity securities by $58 thousand based on changes in observable prices. Also included in the other income recorded for the prior year was $13 thousand of gains realized from the sale of equity securities. There were no such sales during the current year.

Capital Resources and Liquidity

At December 31, 2022 and 2021, the Company’s cash and cash equivalents totaled $962 thousand and $1.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2022	2021
Net cash provided by (used in):
Operating activities	$1,143	$963
Investing activities	566	1,795
Financing activities	(2,495)	(1,919)
Net (decrease) increase in cash and cash equivalents	$(786)	$839

During the years ended December 31, 2022 and 2021, the Company’s primary source of liquidity were cash flows from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $566 thousand and $1.6 million of proceeds from sales of lease assets. During 2021, the Company also received $239 thousand of proceeds from the sales of investment in equity securities. There were no such sales during the current year.

During the years ended December 31, 2022 and 2021, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $974 thousand for the respective years ended December 31, 2022 and 2021; while cash used to reduce non-recourse debt totaled $979 thousand and $945 thousand for the same respective years. Cash was also used to pay invoices related to management fees and expenses, and other payables during both years ended December 31, 2022 and 2021.

Non-Recourse Long-Term Debt

As of December 31, 2022 and 2021, the Company had non-recourse long-term debt totaling $1.2 million and $2.2 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s non-recourse debt, see Note 7 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2022. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2022, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 14, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”), as of December 31, 2022 and 2021, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company’s auditor since 2009.

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In Thousands)

	2022	2021
ASSETS
Cash and cash equivalents	$962	$1,748
Accounts receivable, net	41	39
Investment in equity securities	128	133
Warrants, fair value	—	3
Equipment under operating leases, net	6,796	8,411
Prepaid expenses and other assets	6	8
Total assets	$7,933	$10,342

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$20	$21
Other	166	158
Non-recourse debt	1,184	2,163
Unearned operating lease income	13	25
Total liabilities	1,383	2,367

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,550	7,975
Total Members’ capital	6,550	7,975
Total liabilities and Members’ capital	$7,933	$10,342

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

	2022	2021
Operating revenues:
Leasing and lending activities:
Operating leases	$2,170	$2,416
Gain on sales of operating lease assets	361	83
Other revenue	6	3
Total operating revenues	2,537	2,502

Operating expenses:
Depreciation of operating lease assets	1,410	1,854
Asset management fees to Managing Member	91	102
Cost reimbursements to Managing Member and/or affiliates	335	393
Impairment losses on equipment	—	671
Interest expense	58	91
Professional fees	156	143
Outside services	51	83
Taxes on income and franchise fees	111	121
Bank charges	8	10
Storage fees	3	84
Railcar maintenance	142	259
Freight and shipping	—	110
Other expense	73	53
Total operating expenses	2,438	3,974
Income (loss) from operations	99	(1,472)

Other (loss) income:
Gain on sale of investment in equity securities	—	13
Unrealized (loss) gain on fair value adjustment for equity securities	(5)	54
Unrealized loss on fair value adjustment for warrants	(3)	(28)
Total other (loss) income	(8)	39
Net income (loss)	$91	$(1,433)

Net income (loss):
Managing Member	$114	$67
Other Members	(23)	(1,500)
	$91	$(1,433)

Net income (loss) per Limited Liability Company Unit - Other Members	$—	$(0.18)
Weighted average number of Units outstanding	8,246,919	8,246,919

See accompanying notes

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	8,246,919	$10,382	$—	$10,382
Distributions to Other Members ($0.11 per Unit)	—	(907)	—	(907)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(1,500)	67	(1,433)
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net (loss) income	—	(23)	114	91
Balance December 31, 2022	8,246,919	$6,550	$—	$6,550

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands)

	2022	2021
Operating activities:
Net income (loss)	$91	$(1,433)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of operating lease assets	(361)	(83)
Depreciation of operating lease assets	1,410	1,854
Reversal of provision for doubtful accounts	(4)	(1)
Impairment losses on equipment	—	671
Gain on sale of investment in equity securities	—	(13)
Unrealized loss (gain) on fair value adjustment for equity securities	5	(54)
Unrealized loss on fair value adjustment for warrants	3	28
Changes in operating assets and liabilities:
Accounts receivable	2	21
Prepaid expenses and other assets	2	6
Due to/from Managing Member and affiliates	(1)	52
Other accounts payable and accruals	8	(36)
Unearned operating lease income	(12)	(49)
Net cash provided by operating activities	1,143	963

Investing activities:
Proceeds from sales of investment securities	—	239
Proceeds from sales of operating lease assets	566	1,556
Net cash provided by investing activities	566	1,795

Financing activities:
Repayments under non-recourse debt	(979)	(945)
Distributions to Other Members	(1,402)	(907)
Distributions to Managing Member	(114)	(67)
Net cash used in financing activities	(2,495)	(1,919)

Net (decrease) increase in cash and cash equivalents	(786)	839
Cash and cash equivalents at beginning of year	1,748	909
Cash and cash equivalents at end of year	$962	$1,748

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$58	$91
Cash paid during the year for taxes	$117	$92

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,919 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2022, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for doubtful accounts relating to operating leases are included in lease income in the Company’s financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2022 and 2021, and as of December 31, 2022 and 2021, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2022 and 2021, equity securities totaled $128 thousand and $133 thousand, respectively. Such amounts included equity securities which do not have readily determinable market value totaling $125 thousand at both December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $5 thousand and $4 thousand, respectively, on equity securities with readily determinable fair values. There were no unrealized gains and losses recorded on equity securities that do not have readily determinable fair values during 2022. By comparison, unrealized gains of $58 thousand were recorded on such securities during 2021. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of equity securities that do not have readily determinable fair values held at December 31, 2022 based on changes in observable prices.

There were no securities sold during the ended December 31, 2022. During the year ended December 31, 2021, the Company sold investment securities valued at approximately $226 thousand and realized a $13 thousand gain on the sales.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of December 31, 2022, all of the Fund’s warrants have expired. At December 31, 2021, the estimated fair value of the Company’s portfolio of warrants totaled $3 thousand. During the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $3 thousand and $28 thousand, on fair valuation of its warrants.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2022 and 2021, the related provision for state income taxes was approximately $114 thousand and $121 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Financial statement basis of net assets	$6,550	$7,975
Tax basis of net assets (unaudited)	17,068	18,519
Difference	$(10,518)	$(10,544)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net loss per financial statements	$91	$(1,433)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(229)	197
Provision for losses and doubtful accounts	(4)	(1)
Adjustments to (expenses) revenues	561	(75)
Adjustments to gain on sales of assets	(361)	1,699
Other	6	703
Income per federal tax return (unaudited)	$64	$1,090

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

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

As of December 31, 2022 and 2021, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2022	2021
Oil/Gas field services	83%	81%
Transportation	15%	16%

During 2022 and 2021, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2022	2021
Halliburton Overseas Limited	Marine vessel	48%	43%
Finger Lakes Railway Corp	Transportation, rail	13%	*
GE Aviation	Manufacturing	10%	22%
Danisco US Inc.	Transportation, rail	10%	*

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	Additions and	Amortization	December 31,
	2021	Dispositions	of Leases	2022
Equipment under operating leases, net	$7,852	$(135)	$(1,408)	$6,309
Assets held for sale or lease, net	559	(70)	(2)	487
Total	$8,411	$(205)	$(1,410)	$6,796

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.4 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense for the respective years ended December 31, 2022 and 2021 include $46 thousand and $454 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

There was no impairment loss recorded on equipment during 2022. By comparison, impairment losses totaling $671 thousand were recorded during 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2021	Additions	or Disposition	2022
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	4,032	—	(552)	3,480
Transportation	208	—	—	208
Manufacturing	3,119	—	(2,022)	1,097
Materials handling	125	—	(4)	121
Construction	582	—	—	582
Agriculture	542	—	(263)	279
	28,018	—	(2,841)	25,177
Less accumulated depreciation	(20,166)	(1,408)	2,706	(18,868)
Total	$7,852	$(1,408)	$(135)	$6,309

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both December 31, 2022 and 2021. There were no operating leases in non-accrual status at both December 31, 2022 and 2021.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

At December 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2023	$1,399
2024	422
2025	209
2026	52
$2,082

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2022 and 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, trucks and trailers	7 - 10

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2020	$5
Reversal of provision for doubtful accounts	(1)
Balance December 31, 2021	$4

Balance December 31, 2021	$4
Reversal of provision for doubtful accounts	(4)
Balance December 31, 2022	$—

The Company had no financing receivables as of December 31, 2022 and 2021.

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$335	$393
Asset management fees to Managing Member	91	102
	$426	$495

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2022 and 2021, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At December 31, 2022, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2022, gross operating lease rentals totaled approximately $1.2 million; and the carrying value of the pledged assets is $5.3 million. The note matures in 2024.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2023	$1,012	$25	$1,037
2024	172	1	173
	$1,184	$26	$1,210

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

8. Commitments:

At December 31, 2022, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

10. Members’ capital:

A total of 8,246,919 Units were issued and outstanding at December 31, 2022 and 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Distributions to the Other Members for the years ended December 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

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

At December 31, 2022 and 2021, the Company’s investment in equity securities were measured on a recurring basis. At December 31, 2021, the Company’s warrants were also measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). At December 31, 2022, all of the Fund’s warrants were expired. At December 31, 2021, the calculated fair value of the Fund’s warrants portfolio totaled $3 thousand.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The fair value of warrants that were accounted for on a recurring basis for the years ended December 31, 2022 and 2021 and classified as Level 3 are as follows (in thousands):

	2022	2021
Fair value of warrants at beginning of the year	$3	$31
Unrealized loss on fair value adjustment for warrants	(3)	(28)
Fair value of warrants at end of the year	$—	$3

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2022 and 2021, the fair value of such equity securities totaled $3 thousand and $8 thousand, respectively.

The fair value of equity securities that were accounted for on a recurring basis for the year ended December 31, 2022 and 2021, and classified as Level 1 are as follows (in thousands):

	2022	2021
Fair value of securities at beginning of the year	$8	$238
Securities sold	—	(226)
Unrealized loss on fair value of securities	(5)	(4)
Fair value of investment securities at end of year	$3	$8

Impaired lease and off-lease equipment (non-recurring)

During 2021, the Company recorded fair value adjustments totaling $671 thousand to reduce the cost basis of certain transportation, rail and research equipment. There was no impairment loss on equipment during 2022.

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$148	$—	$—	$148

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2022 and 2021:

December 31, 2022
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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$962	$962	$—	$—	$962
Investment in securities	3	3	—	—	3
Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,748	$1,748	$—	$—	$1,748
Investment in securities	8	8	—	—	8
Warrants, fair value	3	—	—	3	3

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2022. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 72, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 69, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2022.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2022 and 2021 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2022, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2022 and 2021, the Company incurred audit fees with its principal auditors totaling $100 thousand and $88 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	15
	Balance Sheets at December 31, 2022 and 2021	16
	Statements of Operations for the years ended December 31, 2022 and 2021	17
	Statements of Changes in Members’ Capital for the years ended December 31, 2022 and 2021	18
	Statements of Cash Flows for the years ended December 31, 2022 and 2021	19
	Notes to Financial Statements	20

2.	Financial Statement Schedules

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
December 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2023

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Paritosh K. Choksi

/s/ Raymond A. Rigo	Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.