Form 10-Q
period 2023-03-31
ATEL 14, LLC
filed 2023-05-15
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-54356

ATEL 14, LLC

(Exact name of registrant as specified in its charter)

California	26-4695354
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

505 Montgomery Street, 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of April 30, 2023 was 8,246,419.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$220	$962
Accounts receivable, net	35	41
Investment in equity securities	128	128
Equipment under operating leases, net	6,432	6,796
Prepaid expenses and other assets	8	6
Total assets	$6,823	$7,933

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$22	$20
Other	186	166
Non-recourse debt	848	1,184
Unearned operating lease income	62	13
Total liabilities	1,118	1,383

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	5,705	6,550
Total Members’ capital	5,705	6,550
Total liabilities and Members’ capital	$6,823	$7,933

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues:
Leasing and lending activities:
Operating leases	$435	$555
Gain on sales of operating lease assets	63	231
Other revenue	1	6
Total operating revenues	499	792

Operating expenses:
Depreciation of operating lease assets	346	357
Asset management fees to Managing Member	22	30
Cost reimbursements to Managing Member and/or affiliates	102	90
Interest expense	9	18
Professional fees	74	22
Outside services	28	14
Taxes on income and franchise fees	24	28
Railcar maintenance	43	27
Other expense	27	26
Total operating expenses	675	612
(Loss) income from operations	(176)	180

Other loss:
Unrealized loss on fair value adjustment for equity securities	—	(3)
Total other loss	—	(3)
Net (loss) income	$(176)	$177

Net (loss) income:
Managing Member	$50	$114
Other Members	(226)	63
	$(176)	$177

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.03)	$0.01
Weighted average number of Units outstanding	8,246,419	8,246,919

See accompanying notes

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	8,246,919	$6,550	$—	$6,550
Repurchase of Units	(500)	(1)		(1)
Distributions to Other Member ($0.07 per Unit)	—	(618)	—	(618)
Distributions to Managing Member	—	—	(50)	(50)
Net (loss) income	—	(226)	50	(176)
Balance March 31, 2023	8,246,419	$5,705	$—	$5,705

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net income	—	63	114	177
Balance March 31, 2022	8,246,919	$6,636	$—	$6,636

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net (loss) income	$(176)	$177
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets	(63)	(231)
Depreciation of operating lease assets	346	357
Unrealized loss on fair value adjustment for equity securities	—	3
Changes in operating assets and liabilities:
Accounts receivable	6	(86)
Prepaid expenses and other assets	(2)	(3)
Due to/from Managing Member and affiliates	2	(1)
Other accounts payable and accruals	20	24
Unearned operating lease income	49	(3)
Net cash provided by operating activities	182	237

Investing activities:
Proceeds from sales of operating lease assets	81	398
Net cash provided by investing activities	81	398

Financing activities:
Repayments under non-recourse debt	(336)	(242)
Distributions to Other Members	(618)	(1,402)
Distributions to Managing Member	(50)	(114)
Repurchase of Units	(1)	—
Net cash used in financing activities	(1,005)	(1,758)

Net decrease in cash and cash equivalents	(742)	(1,123)
Cash and cash equivalents at beginning of period	962	1,748
Cash and cash equivalents at end of period	$220	$625

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$18
Cash paid during the period for taxes	$81	$10

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

As of March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,246,419 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 4). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior year period amounts may have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months end March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

that were previously written-off are recorded as other income in the period received. The allowance for doubtful accounts was zero at March 31, 2023 and December 31, 2022.

Investment securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of March 31, 2023 and December 31. 2022, equity securities totaled $128 thousand. Such amounts included equity securities which do not have readily determinable market value totaling $125 thousand at both March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023, the Company recorded a de minimis amount of unrealized gain on securities with readily determinable fair values. During the three months ended March 31, 2022, unrealized loss of $3 thousand was recorded on such securities. There were no unrealized gains or losses recorded on the Company’s equity securities that do not have readily determinable fair values during the three months ended March 31, 2023 and 2022. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of equity securities that do not have readily determinable fair values held at March 31, 2023 based on changes in observable prices.

There were no securities sold for the respective three-month periods ended March 31, 2023 and 2022.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Equipment under operating leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Reclassifications		Balance
	December 31,	Additions and	Depreciation	March 31,
	2022	Dispositions	Expense	2023
Equipment under operating leases, net	$6,309	$(18)	$(346)	$5,945
Assets held for sale or lease, net	487	—	—	487
Total	$6,796	$(18)	$(346)	$6,432

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $346 thousand and $357 thousand for the respective three months ended March 31, 2023 and 2022.

Depreciation expense for the respective quarters ended March 31, 2023 and 2022 include $16 thousand and $4 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

There was no impairment loss recorded on equipment during the three-month periods ended March 31, 2023 and 2022.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2022	Additions	or Disposition	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	3,480	—	(142)	3,338
Transportation, trucks and trailers	208	—	—	208
Manufacturing	1,097	—	—	1,097
Materials handling	121	—	—	121
Construction	582	—	—	582
Agriculture	279	—	—	279
	25,177	—	(142)	25,035
Less accumulated depreciation	(18,868)	(346)	124	(19,090)
Total	$6,309	$(346)	$(18)	$5,945

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both March 31, 2023 and December 31, 2022. There were no operating leases in non-accrual status at both March 31, 2023 and December 31, 2022.

At March 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2023	$997
Year ending December 31, 2024	380
2025	168
2026	42
$1,587

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2023 and December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

(Unaudited)

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$102	$90
Asset management fees to Managing Member	22	30
	$124	$120

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of March 31, 2023 and December 31, 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

5. Non-recourse debt:

At March 31, 2023, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2023, gross operating lease rentals totaled approximately $864 thousand that also includes a prepayment; and the carrying value of the pledged assets is $5.0 million. The note matures in 2024.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2023	$676	$15	$691
Year ending December 31, 2024	172	1	173
	$848	$16	$864

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

6. Commitments:

At March 31, 2023, there were no commitments to purchase lease assets and fund investments in notes receivable.

7. Members’ capital:

A total of 8,246,419 Units and 8,246,919 Units were issued and outstanding at March 31, 2023 and December 31, 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2023	2022
Distributions declared	$618	$1,402
Weighted average number of Units outstanding	8,246,419	8,246,919
Weighted average distributions per Unit	$0.07	$0.17

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2023 and December 31, 2022, the Company’s investment in equity securities were measured at fair value on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

The measurement methodology is as follows:

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $3 thousand at both March 31, 2023 and December 31, 2022.

Impaired lease and off-lease equipment (non-recurring)

There were no additional impairment losses on certain transportation, rail and research equipment during both quarters ended March 31, 2023 and 2022.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$2	$—	$—	$2

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $1,500
			Quotes - per equipment	(total of $1,500)
			Equipment Condition	Poor to Average

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $8,000)
			Equipment Condition	Poor to Average

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$220	$220	$—	$—	$220
Investment in securities	3	3	—	—	3
Financial liabilities:
Non-recourse debt	848	—	—	841	841

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$962	$962	$—	$—	$962
Investment in securities	3	3	—	—	3

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

Results of Operations

Three months ended March 31, 2023 versus three months ended March 31, 2022

The Company had net losses of $176 thousand and net income of $177 thousand for the three months ended March 31, 2023 and 2022, respectively. The results for the first quarter of 2023 primarily reflect a decline in total operating revenues coupled with an increase in total operating expenses.

Revenues

Total operating revenues were $499 thousand and $792 thousand for the three months ended March 31, 2023 and 2022, respectively. The $293 thousand, or 37%, decrease in operating revenues was primarily due to a $168 thousand decrease in gains from sales of operating lease assets, and a $120 thousand reduction in operating lease revenue. The decline in gains from sales of operating lease assets was attributable to the change in the mix of assets sold, while the decrease in operating lease revenue was due to continued portfolio run-off and dispositions of lease assets.

Expenses

Total operating expenses were $675 thousand and $612 thousand for the three months ended March 31, 2023 and 2022, respectively. The $63 thousand, or 10%, increase in operating expenses was primarily due to increases in professional fees, railcar maintenance costs, and outside services fees partially offset by decreases in depreciation expenses and asset management fees to Managing Member.

Professional fees increased by $52 thousand primarily due to timing differences in receipt of services and billings, while railcar maintenance costs were higher by $16 thousand largely due to an increase in lease-end repairs. In addition, outside services increased by $14 thousand due to costs related to Sarbanes-Oxley compliance. These increases in expenses were partially offset by an $11 thousand decline in depreciation and a $9 thousand decrease in interest expense. The decrease in depreciation was due to portfolio run-off and dispositions of lease assets; while the decline in interest expense was attributable to amortization of the Company’s non-recourse debt.

Capital Resources and Liquidity

At March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $220 thousand and $962 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$182	$237
Investing activities	81	398
Financing activities	(1,005)	(1,758)
Net decrease in cash and cash equivalents	$(742)	$(1,123)

During the three months ended March 31, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $81 thousand and $398 thousand of proceeds from sales of lease assets.

During the three months ended March 31, 2023 and 2022, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $668 thousand and $1.5 million for the respective three months ended March 31, 2023 and 2022; while cash used to repay non-recourse debt totaled $336 thousand and $242 thousand for the same respective periods. During the current period, the Company also repurchased Units at a cost of $1 thousand. There was no such repurchase during the prior year period. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three-month periods.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit (2)	Outstanding (3)
Monthly and quarterly distributions
Oct 2009 - Feb 2010
(Distribution of escrow interest)	Jan - Mar 2010	$—		$—		$—		$—	n/a
Dec 2009 - Dec 2010	Jan 2010 - Jan 2011	2,003		—		2,003		0.90	2,214,171
Jan 2011 - Nov 2011	Feb - Dec 2011	4,855		—		4,855		0.87	5,597,722
Dec 2011 - Nov 2012	Jan - Dec 2012	7,562		—		7,562		0.90	8,400,238
Dec 2012 - Nov 2013	Jan - Dec 2013	7,550		—		7,550		0.90	8,389,923
Dec 2013 - Nov 2014	Jan - Dec 2014	7,548		—		7,548		0.90	8,386,015
Dec 2014 - Nov 2015	Jan - Dec 2015	7,535		—		7,535		0.90	8,378,495
Dec 2015 - Nov 2016	Jan - Dec 2016	7,507		—		7,507		0.90	8,355,428
Dec 2016 - Nov 2017	Jan - Dec 2017	7,429		—		7,429		0.90	8,293,381
Dec 2017	Jan 2018	797		—		797		0.10	8,260,392
Jan 2018 - Dec 2018	Jun 2019	2,063		—		2,063		0.25	8,246,919
Jan 2019 - Dec 2019	Jan 2020	2,103		—		2,103		0.26	8,246,919
Jan 2020 - Dec 2020	Jan 2021	907		—		907		0.11	8,246,919
Jan 2021 - Dec 2021	Jan 2022	1,402		—		1,402		0.17	8,246,919
Jan 2022 - Dec 2022	Jan 2023	618		—		618		0.07	8,246,419
		$59,879		$—		$59,879		$8.13
Source of distributions
Lease and loan payments received		$59,879	100.00%	$—	0.00%	$59,879	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$59,879	100.00%	$—	0.00%	$59,879	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly. See “Timing and Method of Distributions” on Page 67 of the Prospectus.
(2)	Total distributions per Unit represents the per Unit distributions rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the year ended December 31, 2010, and periods from January 1 – November 30, 2011, December 1, 2011 – November 30, 2012, December 1, 2012 – November 30, 2013, December 1, 2013 – November 30, 2014, December 1, 2014 – November 30, 2015, December 1, 2015 – November 30, 2016, December 1, 2016 – November 30, 2017, December 1, 2017, January 1, 2018 – December 31, 2018, January 1, 2019 – December 31, 2019, January 1, 2020 – December 31, 2020, January 1, 2021 – December 31, 2021, and January 1, 2022 – December 31, 2022, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2023, there were no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2, summary of significant accounting policies.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies since December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

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