Form 10-Q
period 2023-09-30
ATEL 14, LLC
filed 2023-11-14
CIK 1463389

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2023

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

The number of Limited Liability Company Units outstanding as of October 31, 2023 was 8,239,419.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 14, LLC

PART I. FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

ATEL 14, LLC

BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$525	$962
Accounts receivable, net	29	41
Investment in equity securities	127	128
Equipment under operating leases, net	5,720	6,796
Prepaid expenses and other assets	6	6
Total assets	$6,407	$7,933

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$43	$20
Other	142	166
Non-recourse debt	428	1,184
Unearned operating lease income	102	13
Total liabilities	715	1,383

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	5,692	6,550
Total Members’ capital	5,692	6,550
Total liabilities and Members’ capital	$6,407	$7,933

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating leases	$418	$513	$1,323	$1,649
Gain on sales of operating lease assets	98	—	286	361
Other revenue	—	—	2	6
Total operating revenues	516	513	1,611	2,016

Operating expenses:
Depreciation of operating lease assets	328	342	1,005	1,065
Asset management fees to Managing Member	19	20	61	70
Cost reimbursements to Managing Member and/or affiliates	73	77	246	255
Interest expense	5	14	22	47
Professional fees	42	39	138	133
Outside services	15	12	64	38
Taxes on income and franchise fees	24	28	72	85
Bank charges	5	2	5	7
Storage fees	—	1	—	11
Railcar maintenance	35	38	124	94
Other expense	12	16	50	59
Total operating expenses	558	589	1,787	1,864
(Loss) Income from operations	(42)	(76)	(176)	152

Other loss:
Unrealized loss on fair value adjustment for equity securities	(1)	—	(1)	(5)
Unrealized loss on fair value adjustment for warrants	—	—	—	(3)
Total other loss	(1)	—	(1)	(8)
Net (loss) income	$(43)	$(76)	$(177)	$144

Net (loss) income:
Managing Member	$—	$—	$50	$114
Other Members	(43)	(76)	(227)	30
	$(43)	$(76)	$(177)	$144

Net (loss) income per Limited Liability Company Unit - Other Members	$(0.01)	$(0.01)	$(0.03)	$0.00
Weighted average number of Units outstanding	8,244,289	8,246,919	8,245,745	8,246,919

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2023	8,246,419	$5,747	$—	$5,747
Repurchase of Units	(7,000)	(12)	—	(12)
Net loss	—	(43)	—	(43)
Balance September 30, 2023	8,239,419	$5,692	$—	$5,692

	Nine Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	8,246,919	$6,550	$—	$6,550
Repurchase of Units	(7,500)	(13)	—	(13)
Distributions to Other Member ($0.07 per Unit)	—	(618)	—	(618)
Distributions to Managing Member	—	—	(50)	(50)
Net (loss) income	—	(227)	50	(177)
Balance September 30, 2023	8,239,419	$5,692	$—	$5,692

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	8,246,919	$6,679	$—	$6,679
Net loss	—	(76)	—	(76)
Balance September 30, 2022	8,246,919	$6,603	$—	$6,603

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net income	—	30	114	144
Balance September 30, 2022	8,246,919	$6,603	$—	$6,603

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net (loss) income	$(177)	$144
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets	(286)	(361)
Depreciation of operating lease assets	1,005	1,065
Provision for (reversal of) doubtful accounts	1	(4)
Unrealized loss on fair value adjustment for equity securities	1	5
Unrealized loss on fair value adjustment for warrants	—	3
Changes in operating assets and liabilities:
Accounts receivable	11	6
Prepaid expenses and other assets	—	(1)
Due to/from Managing Member and affiliates	23	5
Other accounts payable and accruals	(24)	(18)
Unearned operating lease income	89	(9)
Net cash provided by operating activities	643	835

Investing activities:
Proceeds from sales of operating lease assets	357	566
Net cash provided by investing activities	357	566

Financing activities:
Repayments under non-recourse debt	(756)	(731)
Distributions to Other Members	(618)	(1,402)
Distributions to Managing Member	(50)	(114)
Repurchase of Units	(13)	—
Net cash used in financing activities	(1,437)	(2,247)

Net decrease in cash and cash equivalents	(437)	(846)
Cash and cash equivalents at beginning of period	962	1,748
Cash and cash equivalents at end of period	$525	$902

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22	$47
Cash paid during the period for taxes	$81	$116

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

As of September 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,239,419 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior year period amounts may have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

that were previously written-off are recorded as other income in the period received. The allowance for doubtful accounts was $1 thousand at September 30, 2023 and zero at December 31, 2022.

Investment securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of September 30, 2023 and December 31. 2022, equity securities totaled $127 and $128 thousand, respectively. Such amounts included equity securities which do not have readily determinable market value totaling $125 thousand at both September 30, 2023 and December 31, 2022. During both three- and nine-month periods ended September 30, 2023, the Company recorded $1 thousand of unrealized loss on securities with readily determinable fair values. By comparison, unrealized losses of $5 thousand were recorded on such securities for the nine-month period ended of September 30, 2022; changes in fair value for the three months ended September 30, 2022 were deemed de minimis.

There were no unrealized gains or losses recorded on the Company’s equity securities that do not have readily determinable fair values during the three and nine months ended September 30, 2023 and 2022. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of equity securities that do not have readily determinable fair values held at September 30, 2023 based on changes in observable prices.

There were no securities sold for the respective three-month and nine-month periods ended September 30, 2023 and 2022.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The concentration of such deposits is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

3. Equipment under operating leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Reclassifications		Balance
	December 31,	Additions and	Depreciation	September 30,
	2022	Dispositions	Expense	2023
Equipment under operating leases, net	$6,309	$(71)	$(1,005)	$5,233
Assets held for sale or lease, net	487	—	—	487
Total	$6,796	$(71)	$(1,005)	$5,720

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expenses on the Company’s equipment totaled $328 thousand and $342 thousand for the respective three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, depreciation expense totaled $1.0 million and $1.1 million, respectively.

Depreciation expense for the three and nine months ended September 30, 2023, include $8 thousand and $32 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such additional depreciation totaled $7 thousand and $36 thousand during the three and nine months ended September 30, 2022, respectively.

There were no impairment losses recorded on equipment during the three and nine-month periods ended September 30, 2023 and 2022.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2022	Additions	or Disposition	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	3,480	—	(242)	3,238
Transportation, trucks and trailers	208	—	—	208
Manufacturing	1,097	—	(176)	921
Materials handling	121	—	—	121
Construction	582	—	(582)	—
Agriculture	279	—	(208)	71
	25,177	—	(1,208)	23,969
Less accumulated depreciation	(18,868)	(1,005)	1,137	(18,736)
Total	$6,309	$(1,005)	$(71)	$5,233

The average estimated residual value for assets on operating leases was 20% of the assets’ original cost at both September 30, 2023 and December 31, 2022. There were no operating leases in non-accrual status at both September 30, 2023 and December 31, 2022.

At September 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2023	$322
Year ending December 31, 2024	341
2025	126
2026	31
$820

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2023 and December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$73	$77	$246	$255
Asset management fees to Managing Member	19	20	61	70
	$92	$97	$307	$325

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of September 30, 2023 and December 31, 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

5. Non-recourse debt:

At September 30, 2023, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2023, gross operating lease rentals totaled approximately $432 thousand; and the carrying value of the pledged assets is $4.4 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2023	$256	$3	$259
Year ending December 31, 2024	172	1	173
	$428	$4	$432

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

6. Commitments and contingencies:

At September 30, 2023, there were no commitments to purchase lease assets and fund investments in notes receivable.

7. Members’ capital:

A total of 8,239,419 Units and 8,246,919 Units were issued and outstanding at September 30, 2023 and December 31, 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Distributions declared	$—	$—	$618	$1,402
Weighted average number of Units outstanding	8,244,289	8,246,919	8,245,745	8,246,919
Weighted average distributions per Unit	$—	$—	$0.07	$0.17

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2023 and December 31, 2022, the Company’s investment in equity securities were measured at fair value on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

The measurement methodology is as follows:

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The fair value of such securities totaled $2 thousand and $3 thousand at September 30, 2023 and December 31, 2022, respectively.

Impaired lease and off-lease equipment (non-recurring)

There were no additional impairment losses on certain transportation, rail and research equipment during the three and nine months ended September 30, 2023 and 2022.

		Level 1	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$2	$—	$—	$2

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$8	$—	$—	$8

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2023 and December 31, 2022:

September 30, 2023
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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$525	$525	$—	$—	$525
Investment in securities	2	2	—	—	2
Financial liabilities:
Non-recourse debt	428	—	—	425	425

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$962	$962	$—	$—	$962
Investment in securities	3	3	—	—	3
Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

Results of Operations

Three months ended September 30, 2023 versus three months ended September 30, 2022

The Company had net losses of $43 thousand and $76 thousand for the three months ended September 30, 2023 and 2022, respectively. The results for the third quarter of 2023 primarily reflect a decline in total operating expenses as compared to the prior year period.

Revenues

The Company’s total operating revenues were relatively flat at $516 thousand and $513 thousand for the three months ended September 30, 2023 and 2022, respectively. At a detailed level, the $3 thousand favorable change in total revenues was due to gains realized on sales of lease assets offset by a decline in operating lease revenues.

During the current quarter, the Company realized $98 thousand of gains on sales of lease assets. There were no such sales during the prior year quarter. However, this $98 thousand favorable change in revenues was offset by a $95 thousand decline in operating lease revenues, all of which were attributable to portfolio run-off and sales of lease assets.

Expenses

Total operating expenses were $558 thousand and $589 thousand for the three months ended September 30, 2023 and 2022, respectively. The $31 thousand, or 5%, net decrease in operating expenses was comprised of offsetting changes, of which the most notable was a $14 thousand decline in depreciation and a $9 thousand decrease in interest expense. The decline in depreciation mostly due to portfolio run-off and dispositions of lease assets; while the reduction in interest expense was attributable to the scheduled amortization of the Company’s non-recourse debt.

Other loss

During the three months ended September 30, 2023, the Company recorded $1 thousand of other losses related to the fair valuation of its investment securities. There were no such gains or losses recorded for the prior year period.

Nine months ended September 30, 2023 versus nine months ended September 30, 2022

The Company had a net loss of $177 thousand and net income of $144 thousand for the nine months ended September 30, 2023 and 2022, respectively. The results for the first nine months of 2023 reflect a decrease in total operating revenues partially offset by a reduction in total operating expenses and other loss as compared to the prior year period.

Revenues

Total operating revenues were $1.6 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. The $405 thousand, or 20%, reduction in total operating revenues was primarily due to decreases in operating lease revenues and in gains on sales of lease assets.

The reduction in operating lease revenues totaled $326 thousand and was mostly attributable to portfolio run-off and sales of lease assets; while the decrease in gains on sales of lease assets totaled $75 thousand and was largely a result of a change in the mix of assets sold.

Expenses

Total operating expenses were $1.8 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. The $77 thousand, or 4%, decrease in operating expenses was primarily due to reductions in depreciation, interest expense, tax expense, storage fees, management fees and costs reimbursed to the Manager partially offset by an increase in railcar maintenance fees and outside services.

Depreciation expense declined by $60 thousand mainly due to portfolio run-off and dispositions of lease assets; while interest expense was reduced by $25 thousand due to the scheduled amortization of the Company’s non-recourse debt. In addition, taxes on income and franchise fees decreased by $13 thousand due to lower actual versus estimated tax liability; while storage fees declined by $11 thousand due to sales of certain off-lease equipment held in storage. Moreover, asset management fees were reduced by $9 thousand due to the continued decline managed assets and related revenues; and costs reimbursed to the Manager declined by $9 thousand as a result of lower allocated costs associated with the Fund’s declining asset base.

In contrast, railcar maintenance costs were higher by $30 thousand due to increased lease-end repairs, while outside services increased by $26 thousand primarily due to costs related to consulting fees associated with a new accounting software, and Sarbanes-Oxley compliance.

Other loss

During the respective nine months ended September 30, 2023 and 2022, the Company recorded $1 thousand and $8 thousand of unrealized losses related to the fair valuation of its investment securities and warrants. Such losses were attributable to adverse changes in prices of the underlying securities.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$643	$835
Investing activities	357	566
Financing activities	(1,437)	(2,247)
Net decrease in cash and cash equivalents	$(437)	$(846)

During the nine months ended September 30, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $357 thousand and $566 thousand of proceeds from sales of lease assets.

During the nine months ended September 30, 2023 and 2022, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $668 thousand and $1.5 million for the respective nine months ended September 30, 2023 and 2022; while cash used to repay non-recourse debt totaled $756 thousand and $731 thousand for the same respective periods. During the current year period, the Company also repurchased Units at a cost of $13 thousand. There was no such repurchase during the prior year period. Cash was also used to pay invoices related to management fees and expenses, and other payables during both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2023 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2023, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023

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
Raymond A. Rigo
Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)