Form 10-K
period 2023-12-31
ATEL 14, LLC
filed 2024-03-21
CIK 1463389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2023

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2024 was 8,213,669.

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,238,669 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2023, the Company had purchased equipment with a total acquisition price of $93.5 million. The Company had also funded investments in notes receivable totaling $12.2 million through December 31, 2023.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the U.S., had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2023 and the industries to which the assets had been leased (dollars in thousands):

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

From inception to December 31, 2023, the Company had disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$22,855	$11,949	$34,470
Materials handling	12,994	3,249	14,590
Manufacturing	12,996	4,725	10,430
Mining	4,830	3,185	4,202
Construction	5,820	1,926	6,393
Research	2,516	760	2,097
Transportation, other	7,820	1,564	8,764
Other	2,001	268	2,112
	$71,832	$27,626	$83,058

For further information regarding the Company’s investment in equipment and leases portfolio as of December 31, 2023, see Note 4 to the financial statements, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2023 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2023, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

	Amount Financed	Early
	Excluding	Termination	Total Payments
Asset Types	Acquisition Fees	of Notes Proceeds	Received
Computer equipment	$2,905	$752	$2,770
Manufacturing	2,496	390	2,349
Research	1,807	1,016	1,136
Vending equipment	1,000	855	351
Furniture & fixtures	700	183	1,107
Chemical processing	300	—	385
Other	3,007	814	2,434
	$12,215	$4,010	$10,532

The Company had no notes receivable as of December 31, 2023 and 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company's information security program is designed with the goal of maintaining the safety and security of its systems and data. The risk management program is designed to identify, assess, and mitigate risks across various aspects of the company, including financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. With the departure of the Company’s Chief Information Officer during the first half of 2023, the Company has engaged a third-party cybersecurity expert to assess the security of the Company’s systems and networks. In addition, the Company engaged a third-party vendor, along with an in-house system administrator, together the “IT Management”, to service the Company’s information systems.

The objective in managing cybersecurity risk is to avoid or minimize the impact of efforts to penetrate, disrupt or misuse Company systems or information. Cybersecurity helps to maintain an environment that encourages efficiency, innovation, and economic prosperity while promoting safety, security, business confidentiality, and privacy. IT Management is charged with cybersecurity and uses a layered approach to protect systems with ESET and Cylance.

IT Management uses a risk-based framework core consisting of cybersecurity activities, outcomes, and references that provide guidance for developing individual organizational profiles. IT Management is tasked with and shall:

●	Prioritize and scope. Identify organization objectives and priorities and determine the scope of systems and assets that support the selected business line or process.
●	Orient. Identify Information Systems and assets, regulatory requirements, and overall risk approach, identify threats to, and vulnerabilities of, those systems and assets.
●	Risk assessment. Identify the likelihood of a cybersecurity event and the impact on the organization. Consider emerging risks.
●	Target Profile. Create a Target Profile focusing on categories, subcategories, and desired cybersecurity outcomes.
●	Determine, Analyze, and Prioritize Gaps. Compare the Current Profile and the Target Profile to determine gaps and create a prioritized action plan to address those gaps.
●	Implement Action Plan. Determine actions to take and monitor against the Target Profile.

IT Management must also consider how the cybersecurity program might incorporate privacy principles such as:

●	Individual consent to the use of personal information
●	Collecting the minimum amount of personal information
●	Controls over the use and disclosure of personal information
●	Use and retention of personal information related to a cybersecurity incident
●	Transparency for certain cybersecurity activities
●	Accountability and auditing

IT Management ensures that the Company’s risks are properly monitored, managed and mitigated to the extent possible; and oversees the implementation and maintenance of formal strategies that govern information resources.

In addition, the Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

The Company also leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program. The Chief Operating Officer manages the Company’s IT and cybersecurity environment, which is reviewed at least semi-annually.

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

Holders

As of December 31, 2023, a total of 2,157 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2023.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 178.4%, based on ATEL’s historical track record as of December 31, 2023.

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

ATEL 14, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 14, LLC at December 31, 2023 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.65. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 14, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 14, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2023 (in thousands except for Units and Per Unit Data):

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 2, 2009, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2010. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on February 12, 2010, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 6, 2011 with a total of 8,402,515 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $83.5 million. As of December 31, 2023, 8,238,669 Units were issued and outstanding.

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

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 84 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2009 through 2015, with capital improvements made during 2020. The utilization percentage of existing assets under lease was 90% and 98% for the years ended at December 31, 2023 and 2022, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

Results of Operations

The Company had net income of $222 thousand and $91 thousand for the years ended December 31, 2023 and 2022, respectively. Compared to the prior year, the results for 2023 primarily reflect a decrease in total operating expenses partially offset by a reduction in total operating revenues.

Revenues

Total operating revenues decreased by $78 thousand primarily due to a reduction in operating lease revenues partially offset by an increase in gains recognized on lease asset sales.

The reduction in operating lease revenues totaled $344 thousand and was largely attributable to the disposition of lease assets since 2022, including an approximate $5.9 million of lease assets sold during 2023, of which $4.9 million of such lease assets sold were still under operating lease contracts. However, such sales resulted in a $270 thousand year over year increase in gains realized from lease asset sales, which partially offset the loss of operating lease revenues.

Expenses

Total operating expenses declined by $201 thousand mostly due to decreases in taxes on income and franchise fees, depreciation expense, interest expense, and cost reimbursement to Managing Member and affiliates. These decreases in expenses were partially offset by increases in outside services and railcar maintenance costs.

Taxes on income and franchise fees decreased by $88 thousand primarily due to $49 thousand of refunds received from certain states, and lower actual versus estimated tax liability. Depreciation expense declined by $86 thousand primarily due to the impact of disposition of lease assets and portfolio run-off; while interest expense was reduced by $33 thousand due to the scheduled amortization of the Company’s non-recourse debt. In addition, Cost reimbursements to the Manager and/or affiliates declined by $25 thousand as a result of lower allocated costs reflective of the Fund’s declining assets.

In contrast, outside services costs were higher by $38 thousand primarily due to consulting fees associated with a new accounting software and Sarbanes-Oxley compliance; while railcar maintenance costs increased by $28 thousand due to increased lease-end repairs.

Capital Resources and Liquidity

At December 31, 2023 and 2022, the Company’s cash and cash equivalents totaled $1.6 million and $962 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2023	2022
Net cash provided by (used in):
Operating activities	$911	$1,143
Investing activities	1,439	566
Financing activities	(1,694)	(2,495)
Net increase (decrease) in cash and cash equivalents	$656	$(786)

During the years ended December 31, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $1.4 million and $566 thousand of proceeds from sales of lease assets. During 2023, the Company also received $3 thousand of proceeds from the sales of investment in equity securities. There were no such sales during the prior year.

During the years ended December 31, 2023 and 2022, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $668 thousand and $1.5 million for the respective years ended December 31, 2023 and 2022; while cash used to reduce non-recourse debt totaled $1.0 million and $979 thousand for the same respective years. During the current year, the Company also repurchased Units at a cost of $14 thousand. There was no such repurchase during the prior year. Cash was also used to pay invoices related to management fees and expenses, and other payables during both years ended December 31, 2023 and 2022.

Distributions

The Company commenced periodic distributions beginning with the month of December 2009. Additional distributions have been consistently made through December 31, 2023. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2023, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 14, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 14, LLC (the “Company”), as of December 31, 2023 and 2022, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

We have served as the Company’s auditor since 2009.

ATEL 14, LLC

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022
ASSETS
Cash and cash equivalents	$1,618	$962
Accounts receivable, net	19	41
Investment in equity securities	125	128
Equipment under operating leases, net	4,667	6,796
Prepaid expenses and other assets	3	6
Total assets	$6,432	$7,933

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$17	$20
Other	153	166
Non-recourse debt	172	1,184
Unearned operating lease income	—	13
Total liabilities	342	1,383

Commitments and contingencies (Note 8)

Members’ capital:
Managing Member	—	—
Other Members	6,090	6,550
Total Members’ capital	6,090	6,550
Total liabilities and Members’ capital	$6,432	$7,933

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

	2023	2022
Operating revenues:
Leasing and lending activities:
Operating leases	$1,826	$2,170
Gain on sales of operating lease assets	631	361
Other revenue	2	6
Total operating revenues	2,459	2,537

Operating expenses:
Depreciation of operating lease assets	1,324	1,410
Asset management fees to Managing Member	78	91
Cost reimbursements to Managing Member and/or affiliates	310	335
Interest expense	25	58
Professional fees	138	156
Outside services	89	51
Taxes on income and franchise fees	23	111
Bank charges	6	8
Storage fees	4	3
Railcar maintenance	170	142
Freight and shipping	6	—
Other expense	64	73
Total operating expenses	2,237	2,438
Income from operations	222	99

Other loss:
Unrealized loss on fair value adjustment for equity securities	—	(5)
Unrealized loss on fair value adjustment for warrants	—	(3)
Total other loss	—	(8)
Net income	$222	$91

Net income:
Managing Member	$50	$114
Other Members	172	(23)
	$222	$91

Net income per Limited Liability Company Unit - Other Members	$0.02	$—
Weighted average number of Units outstanding	8,244,099	8,246,919

See accompanying notes

ATEL 14, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	8,246,919	$7,975	$—	$7,975
Distributions to Other Members ($0.17 per Unit)	—	(1,402)	—	(1,402)
Distributions to Managing Member	—	—	(114)	(114)
Net (loss) income	—	(23)	114	91
Balance December 31, 2022	8,246,919	$6,550	$—	$6,550
Repurchase of Units	(8,250)	(14)	—	(14)
Distributions to Other Member ($0.07 per Unit)	—	(618)	—	(618)
Distributions to Managing Member	—	—	(50)	(50)
Net income	—	172	50	222
Balance December 31, 2023	8,238,669	$6,090	$—	$6,090

See accompanying notes.

ATEL 14, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022
Operating activities:
Net income	$222	$91
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of operating lease assets	(631)	(361)
Depreciation of operating lease assets	1,324	1,410
Provision for (reversal of) doubtful accounts	1	(4)
Unrealized loss on fair value adjustment for equity securities	—	5
Unrealized loss on fair value adjustment for warrants	—	3
Changes in operating assets and liabilities:
Accounts receivable	21	2
Prepaid expenses and other assets	3	2
Due to/from Managing Member and affiliates	(3)	(1)
Other accounts payable and accruals	(13)	8
Unearned operating lease income	(13)	(12)
Net cash provided by operating activities	911	1,143

Investing activities:
Proceeds from sales of investment securities	3	—
Proceeds from sales of operating lease assets	1,436	566
Net cash provided by investing activities	1,439	566

Financing activities:
Repayments under non-recourse debt	(1,012)	(979)
Distributions to Other Members	(618)	(1,402)
Distributions to Managing Member	(50)	(114)
Repurchase of Units	(14)	—
Net cash used in financing activities	(1,694)	(2,495)

Net increase (decrease) in cash and cash equivalents	656	(786)
Cash and cash equivalents at beginning of year	962	1,748
Cash and cash equivalents at end of year	$1,618	$962

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$25	$58
Cash paid during the year for taxes	$81	$117

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $83.5 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 8,238,669 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliate receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2023 and 2022, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2023, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2023 and 2022, and as of December 31, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2023, equity securities totaled $125 thousand, all of which do not have readily determinable market value. As of December 31, 2022, equity securities totaled $128 thousand, which also included $125 thousand of equity securities which do not have readily determinable market value.

Unrealized gains and losses on equity securities with readily determinable market value was des minimis for the year ended December 31, 2023. By comparison, during the prior year, the Company recorded unrealized losses of $5 thousand on equity securities with readily determinable fair values. There were no unrealized gains and losses recorded on equity securities that do not have readily determinable fair values for both years ended December 31, 2023 and 2022. Cumulative adjustments totaling $186 thousand have been recorded to reduce the value of equity securities that do not have readily determinable fair values held as of December 31, 2023 based on changes in observable prices.

During 2023, the Company sold investment securities valued at approximately $3 thousand. The realized loss on the sale was de minimis. There were no securities sold during 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the year ended December 31, 2022, the Company recorded unrealized losses of $3 thousand on fair valuation of its warrants. As of December 31, 2022, all the Fund’s warrants had expired.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2023 and 2022, the related provision for state income taxes was approximately $23 thousand and $114 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Financial statement basis of net assets	$6,090	$6,550
Tax basis of net assets (unaudited)	17,060	17,068
Difference	$(10,970)	$(10,518)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net loss per financial statements	$222	$91
Tax adjustments (unaudited):
Adjustment to depreciation expense	(297)	(229)
Provision for losses and doubtful accounts	—	(4)
Adjustments to revenues	1,394	561
Adjustments to gain on sales of assets	(663)	(361)
Other	18	6
Income per federal tax return (unaudited)	$674	$64

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

As of December 31, 2023 and 2022, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	Percentage of
	Total Equipment Cost
Industry	2023	2022
Oil/Gas field services	100%	83%
Transportation	—	15%

During 2023 and 2022, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing
		and Lending Revenues
Lessee	Type of Equipment	2023	2023
Halliburton Overseas Limited	Marine vessel	57%	48%
Finger Lakes Railway Corp	Transportation, rail	14%	13%
Danisco US Inc.	Transportation, rail	*	10%
GE Aviation	Manufacturing	*	10%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance	Reclassifications,		Balance
	December 31,	Additions and	Depreciation	December 31,
	2022	Dispositions	Expense	2023
Equipment under operating leases, net	$6,309	$(805)	$(1,324)	$4,180
Assets held for sale or lease, net	487	—	—	487
Total	$6,796	$(805)	$(1,324)	$4,667

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.3 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense for the respective years ended December 31, 2023 and 2022 include $33 thousand and $46 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2009 through 2020.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2022	Additions	or Disposition	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	3,480	—	(3,480)	—
Transportation, trucks and trailers	208	—	(208)	—
Manufacturing	1,097	—	(1,097)	—
Materials handling	121	—	(121)	—
Construction	582	—	(582)	—
Agriculture	279	—	(279)	—
	25,177	—	(5,767)	19,410
Less accumulated depreciation	(18,868)	(1,324)	4,962	(15,230)
Total	$6,309	$(1,324)	$(805)	$4,180

The average estimated residual value for assets on operating leases was 25% and 20% of the assets’ original cost at December 31, 2023 and 2022, respectively. There were no operating leases in non-accrual status at both December 31, 2023 and 2022.

At December 31, 2023, the aggregate amounts of future minimum lease payments receivable totaling $173 thousand through February 29, 2024.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2023 and 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessel	20 - 30
Manufacturing	10 -15
Agriculture	7 - 10
Construction	7 - 10
Materials handling	7 - 10
Transportation, trucks and trailers	7 - 10

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful Accounts
Operating Leases
Balance December 31, 2021	$4
Reversal of provision for doubtful accounts	(4)
Balance December 31, 2022	$—

Balance December 31, 2022	$—
Provision for doubtful accounts	1
Balance December 31, 2023	$1

The Company had no financing receivables as of December 31, 2023 and 2022.

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the years ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$310	$335
Asset management fees to Managing Member	78	91
	$388	$426

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2023 and 2022, the Company has not exceeded the annual and/or cumulative limitations discussed above.

7. Non-recourse debt:

At December 31, 2023, non-recourse debt consists of a note payable to financial institutions. Such note is due in monthly installments. Interest on the note is at 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2023, gross operating lease rentals totaled approximately $173 thousand; and the carrying value of the pledged assets is $4.2 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Through February 29, 2024	$172	$1	$173

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

8. Commitments and contingencies:

At December 31, 2023, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

10. Members’ capital:

A total of 8,238,669 Units and 8,246,919 Units were issued and outstanding at December 31, 2023 and 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	2023	2022
Distributions declared	$618	$1,402
Weighted average number of Units outstanding	8,244,099	8,246,919
Weighted average distributions per Unit	$0.07	$0.17

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

At December 31, 2023 and 2022, the Company’s investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2022.

Such fair value adjustments utilized the following methodology:

Investment in equity securities (recurring)

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2023 there was no publicly traded equity security held in the fund. As of December 31, 2022, the fair value of such equity securities totaled $3 thousand.

Impaired lease and off-lease equipment (non-recurring)

No additional impairment was recorded during the years ended December 31, 2023 and 2022 to further reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2022:

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes - per equipment	(total of $8,000)
			Equipment Condition	Poor to Average

Such equipment was disposed of during 2023.

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

ATEL 14, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,618	$1,618	$—	$—	$1,618
Financial liabilities:
Non-recourse debt	172	—	—	171	171

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$962	$962	$—	$—	$962
Investment in securities	3	3	—	—	3
Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2023. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

Item 9B. OTHER INFORMATION

None.

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

Dean L. Cash, age 73, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 70, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2023.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2023 and 2022 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2023, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.0006%
	505 Montgomery Street, 7th Floor	Company Units
	San Francisco, CA 94111	50 Units ($500)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2023 and 2022, the Company incurred audit fees with its principal auditors totaling $58 thousand and $100 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)	15
	Balance Sheets at December 31, 2023 and 2022	16
	Statements of Income for the years ended December 31, 2023 and 2022	17
	Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022	18
	Statements of Cash Flows for the years ended December 31, 2023 and 2022	19
	Notes to Financial Statements	20

2.	Financial Statement Schedules

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
December 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.